Form 10-Q
period 2008-03-31
United States Heating Oil Fund, LP
filed 2008-05-22
CIK 1396877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34016

United States Heating Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-8837345
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1320 Harbor Bay Parkway, Suite 145
Alameda, California 94502
(Address of principal executive offices) (Zip code)

(510) 522-3336
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

☐ Yes    ☒ No

UNITED STATES HEATING OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Heating Oil Fund, LP
Condensed Statements of Financial Condition
At March 31, 2008 (Unaudited) and December 31, 2007

	March 31, 2008	December 31, 2007
Assets
Cash	$1,000	$1,000

Partners' Capital
General Partner	$20	$20
Limited Partner	980	980
Total Partners' Capital	$1,000	$1,000

See accompanying notes to statement of financial condition.

United States Heating Oil Fund, LP
Notes to Statement of Financial Condition
For the period ended March 31, 2008 (Unaudited)

 NOTE 1 - ORGANIZATION AND BUSINESS

United States Heating Oil Fund, LP (“USHO”) was organized as a limited partnership under the laws of the state of Delaware on April 13, 2007. USHO is a commodity pool that issues units that may be purchased and sold on the American Stock Exchange (the “AMEX”). USHO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of March 7, 2008 (the “LP Agreement”). The investment objective of USHO is for the changes in percentage terms of its net asset value to reflect the changes in percentage terms of the price of heating oil (also known as No. 2 fuel oil) for delivery to the New York harbor as measured by the changes in the price of the futures contract on heating oil as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USHO’s expenses. USHO will accomplish its objective through investments in futures contracts for heating oil, crude oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other heating oil-related investments such as cash-settled options on Futures Contracts, forward contracts for heating oil and over-the-counter transactions that are based on the price of heating oil, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Heating Oil Related Investments”).

USHO commenced investment operations on April 9, 2008 and has a fiscal year ending on December 31. Victoria Bay Asset Management, LLC (the “General Partner”) is responsible for the management of USHO. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator with the Commodity Futures Trading Commission effective December 1, 2005. The General Partner is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”) and the United States Gasoline Fund, LP (“USG”), which listed their units on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UGA” on February 26, 2008, respectively.

The accompanying unaudited condensed statement of financial condition has been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, does not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America. The financial information included herein is unaudited, however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the condensed statement of financial condition for the interim period.

USHO issues limited partnership interests (“units”) to certain authorized purchasers (“Authorized Purchasers”) by offering baskets consisting of 100,000 units (“Creation Baskets”) through ALPS Distributors, Inc. (the “Marketing Agent”). The purchase price for a Creation Basket is based upon the net asset value of a unit determined as of 4:00 p.m. New York time on the day the order to create the basket is properly received. In addition, Authorized Purchasers pay USHO a $1,000 fee for each order to create one or more Creation Baskets. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket. Units purchased or sold on a nationally recognized securities exchange are not made at the net asset value of USHO but rather at market prices quoted on such exchange.

In April 2008, USHO initially registered 10,000,000 units on Form S-1 with the SEC. On April 9, 2008, USHO listed its units on the AMEX under the ticker symbol “UHN”. On that day, USHO established its initial net asset value by setting the price at $50.00 per unit and issued 200,000 units in exchange for $10,001,000. USHO also commenced investment operations on April 9, 2008 by purchasing Futures Contracts traded on the NYMEX based on heating oil.

At March 31, 2008, USHO had not generated any revenues since it had not yet commenced operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options will be recorded on the trade date. All such transactions will be recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts will be reflected in the condensed statement of financial condition and in the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods will be reflected in the condensed statement of operations. USHO will earn interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the 90-day Treasury bill rate. In addition, USHO will earn interest on funds held at the custodian at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts will be accrued on a full-turn basis.

Income Taxes

USHO is not subject to federal income taxes; each partner reports its allocable share of income, gain, loss deductions or credits on its own income tax return.

Additions and Redemptions

Authorized Purchasers may purchase Creation Baskets from USHO as of the beginning of each business day based upon the prior day’s net asset value. Authorized Purchasers may redeem units from USHO only in blocks of 100,000 units called “Redemption Baskets”. The amount of the redemption proceeds for a Redemption Basket will be equal to the net asset value of the units in the Redemption Basket determined as of 4:00 p.m. New York time on the day the order to redeem the basket is properly received.

USHO receives or pays the proceeds from units sold or redeemed one business day after the trade-date of the purchase or redemption. The amounts due from Authorized Purchasers will be reflected in USHO’s condensed statement of financial condition as receivable for units sold, and amounts payable to Authorized Purchasers upon redemption will be reflected as payable for units redeemed.

Partnership Capital and Allocation of Partnership Income and Losses

Profit or loss is allocated among the partners of USHO in proportion to the number of units each partner holds as of the close of each month. The General Partner may revise, alter or otherwise modify this method of allocation as described in the LP Agreement.

Calculation of Net Asset Value

USHO calculates its net asset value on each trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of units issued and outstanding. USHO will use the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net loss per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at March 31, 2008.

Offering Costs

Offering costs incurred in connection with the registration of additional units after the initial registration of units will be borne by USHO. These costs include registration fees paid to regulatory agencies and all legal, accounting, printing and other expenses associated therewith. These costs will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight line basis or a shorter period if warranted.

Cash Equivalents

Cash and cash equivalents include money market portfolios and overnight time deposits with original maturity dates of three months or less.

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires USHO’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

NOTE 3 - FEES PAID BY USHO AND RELATED PARTY TRANSACTIONS

General Partner Management Fee

Under the LP Agreement, the General Partner is responsible for investing the assets of USHO in accordance with the objectives and policies of USHO. In addition, the General Partner has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to USHO. For these services, USHO is contractually obligated to pay the General Partner a fee, which will be paid monthly and based on average daily net assets, that is equal to 0.60% per annum on average daily net assets.

Ongoing Registration Fees and Other Offering Expenses

USHO will pay all costs and expenses associated with the ongoing registration of units subsequent to the initial offering. These costs will include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three month period ended March 31, 2008, USHO did not incur registration fees or other offering expenses.

Director’s Fees

USHO is responsible for paying the fees and expenses, including directors’ and officers’ liability insurance, of the independent directors of the General Partner who are also audit committee members. USHO shares these fees with USOF, USNG, US12OF and USG based on the relative assets of each fund, computed on a daily basis. These fees for the calendar year 2008 are estimated to be a total of $286,000 for all five funds.

Licensing Fees

As discussed in Note 4, USHO entered into a licensing agreement with the NYMEX on May 30, 2007. The agreement has an effective date of April 10, 2006. Pursuant to the agreement, USHO and the affiliated funds managed by the General Partner pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. During the three month period ended March 31, 2008, USHO did not incur any fees under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USHO’s tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees which were borne by the General Partner, are paid by USHO.  In addition, the General Partner, though under no obligation to do so, has agreed to pay certain costs for tax reporting and audit expenses normally borne by USHO to the extent that such expenses exceed 0.15% (15 basis points) of its NAV, on an annualized basis, until December 31, 2008. The General Partner has no obligation to continue such payment into subsequent years. These costs are estimated to be $309,794 for the year ending December 31, 2008. For the first quarter of 2008, management’s estimated portion of these expenses would be $0 under this arrangement since USHO has not yet commenced operations at this time.

Other Expenses and Fees

In addition to the fees described above, USHO will pay all brokerage fees, taxes and other expenses in connection with the operation of USHO, excluding costs and expenses to be paid by the General Partner as outlined in Note 4.

NOTE 4 - CONTRACTS AND AGREEMENTS

USHO is party to a marketing agent agreement, dated as of March 10, 2008 with the Marketing Agent, whereby the Marketing Agent provides certain marketing services for USHO as outlined in the agreement. The fee of the Marketing Agent, which will be borne by the General Partner, will be equal to 0.06% on USHO’s assets up to $3 billion; and 0.04% on USHO’s assets in excess of $3 billion.

The above fees do not include the following expenses, which will also be borne by the General Partner: the cost of placing advertisements in various periodicals; web construction and development; or the printing and production of various marketing materials.

USHO is also party to a custodian agreement, dated March 13, 2008, with Brown Brothers Harriman & Co. (“BBH&Co.”), whereby BBH&Co. holds investments on behalf of USHO. The General Partner pays the fees of the custodian, which shall be determined by the parties from time to time. In addition, USHO is party to an administrative agency agreement, dated February 7, 2008, with the General Partner and BBH&Co., whereby BBH&Co. acts as the administrative agent, transfer agent and registrar for USHO. The General Partner also pays the fees of BBH&Co. for its services under this agreement and such fees will be determined by the parties from time to time.

Currently, the General Partner pays BBH&Co. for its services, in the foregoing capacities, the greater of a minimum of $125,000 annually or an asset-based charge of (a) 0.06% for the first $500 million of USHO’s, USOF’s, USNG’s, US12OF’s and USG’s combined net assets, (b) 0.0465% for USHO’s, USOF’s, USNG’s, US12OF’s and USG’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% for USHO’s, USOF’s, USNG’s, US12OF’s and USG’s combined net assets in excess of $1 billion. The General Partner will also pay a $25,000 annual fee for the transfer agency services and transaction fees ranging from $7.00 to $15.00 per transaction.

USHO has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”). The agreement requires UBS Securities to provide services to USHO in connection with the purchase and sale of Futures Contracts and Other Heating Oil Related Investments that may be purchased and sold by or through UBS Securities for USHO’s account. The agreement provides that UBS Securities charge USHO commissions of approximately $7 per round-turn trade, plus applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts.

USHO invests primarily in Futures Contracts traded on the NYMEX. On May 30, 2007, USHO and the NYMEX entered into a license agreement whereby USHO was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. The agreement has an effective date of April 10, 2006. Under the license agreement, USHO and the affiliated funds managed by the General Partner pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3.

USHO expressly disclaims any association with the NYMEX or endorsement of USHO by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX.

NOTE 5 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

USHO engages in the speculative trading of  U.S. futures contracts and options on U.S. futures contracts (collectively, “derivatives”). USHO is exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

USHO’s current intention is to trade contracts that are exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, USHO must rely solely on the credit of its respective individual counterparties. However, in the future, if USHO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any. USHO also has credit risk since the sole counterparty to all domestic and foreign futures contracts is the exchange on which the relevant contracts are traded. In addition, USHO bears the risk of financial failure by the clearing broker.

The purchase and sale of futures and options on futures contracts require margin deposits with a futures commission merchant. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a futures commission merchant to segregate all customer transactions and assets from the futures commission merchant’s proprietary activities.

USHO’s cash and other property, such as U.S. Treasury Bills, deposited with a futures commission merchant are considered commingled with all other customer funds subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a futures commission merchant could result in the complete loss of USHO’s assets posted with that futures commission merchant; however, the vast majority of USHO’s assets are held in Treasuries, cash or cash equivalents with USHO’s custodian and would not be impacted by the insolvency of a futures commission merchant.

USHO invests its cash in money market funds that seek to maintain a stable net asset value. USHO is exposed to any risk of loss associated with an investment in these money market funds.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, USHO is exposed to a market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short. As both a buyer and a seller of options, USHO pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.

USHO’s policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting controls and procedures. In addition, USHO has a policy of requiring review of the credit standing of each broker or counterparty with which it conducts business.

The financial instruments held by USHO will be reported in its condensed statement of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

Goldman, Sachs & Co. (“Goldman Sachs”) sent USOF a letter on March 17, 2006, providing USOF and the General Partner notice under 35 U.S.C. Section 154(d) of two pending United States patent applications, Publication Nos. 2004/0225593A1 and 2006/0036533A1. Both patent applications are generally directed to a method and system for creating and administering a publicly traded interest in a commodity pool. In particular, the abstract of each patent application defines a means for creating and administering a publicly traded interest in a commodity pool that includes the steps of forming a commodity pool having a first position in a futures contract and a corresponding second position in a margin investment, and issuing equity interests of the commodity pool to third party investors. Subsequently, two U.S. patents were issued; the first, patent number US7,283,978B2, was issued on October 16, 2007, and the second, patent number US7,319,984B2, was issued on January 15, 2008.

Preliminarily, USOF’s management is of the view that the structure and operations of USOF and its affiliated commodity pools do not infringe these patents. USOF is also in the process of reviewing prior art (prior structures and operations of similar investment vehicles) that may invalidate one or more of the claims in these patents. In addition, USOF has retained patent counsel to advise it on these matters and is in the process of obtaining their opinions regarding the non-infringement of each of these patents by USOF and/or the patents’ invalidity based on prior art. If the patents were alleged to apply to USOF’s structure and/or operations, and are found by a court to be valid and infringed, Goldman Sachs may be awarded significant monetary damages and/or injunctive relief.

NOTE 6 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Fair Value of Financial Instruments

Effective January 1, 2008, USHO adopted FAS 157 - Fair Value Measurements (“FAS 157” or the “Statement”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurement. The changes to current practice resulting from the application of the Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. The Statement establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of USHO (observable inputs) and (2) USHO’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the FAS 157 hierarchy are as follows:

Level I - Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level II - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level II assets include the following: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

Level III - Unobservable pricing input at the measurement date for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available.

In some instances, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest input level that is significant to the fair value measurement in its entirety.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed financial statements and the notes thereto of the United States Heating Oil Fund, LP (“USHO”) included elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause USHO’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe USHO’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and USHO cannot assure investors that the projections included in these forward-looking statements will come to pass. USHO’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

USHO has based the forward-looking statements included in this quarterly report on Form 10-Q on information available to it on the date of this quarterly report on Form 10-Q, and USHO assumes no obligation to update any such forward-looking statements. Although USHO undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that USHO may make directly to them or through reports that USHO in the future files with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Introduction

USHO, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the American Stock Exchange (the “AMEX”). The investment objective of USHO is for changes in percentage terms of its units’ net asset value (“NAV”) on a daily basis to reflect the changes in percentage terms in the price of heating oil, also known as No. 2 fuel oil, for delivery to the New York harbor, also on a daily basis, as measured by the changes in the price of the futures contract on heating oil as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USHO’s expenses.

USHO seeks to achieve its investment objective by investing in a combination of heating oil futures contracts and other heating oil related investments such that changes in USHO’s NAV, measured in percentage terms, will closely track the changes in the price of a specified heating oil futures contract (the “Benchmark Futures Contract”), also measured in percentage terms. USHO’s General Partner believes the Benchmark Futures Contract historically has exhibited a close correlation with the spot price of heating oil. It is not the intent of USHO to be operated in a fashion such that the NAV will equal, in dollar terms, the spot price of heating oil or any particular futures contract based on heating oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed heating oil futures contracts.

On any valuation day, the Benchmark Futures Contract is the near month futures contract for heating oil traded on the NYMEX unless the near month contract will expire within two weeks of the valuation day, in which case the Benchmark Futures Contract is the next month contract for heating oil traded on the NYMEX. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract.

USHO may also invest in futures contracts for heating oil, crude oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other heating oil-related investments such as cash-settled options on Futures Contracts, forward contracts for heating oil and over-the-counter transactions that are based on the price of heating oil, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Heating Oil Related Investments”). For convenience and unless otherwise specified, Futures Contracts and Other Heating Oil Related Investments collectively are referred to as “Heating Oil Interests” in this quarterly report on Form 10-Q.

The general partner of USHO, Victoria Bay Asset Management, LLC (the “General Partner”), which is registered as a commodity pool operator (“CPO”) with the U.S. Commodity Futures Trading Commission (the “CFTC”), is authorized by the Amended and Restated Agreement of Limited Partnership of USHO (the “LP Agreement”) to manage USHO. The General Partner is authorized by USHO in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or futures commission merchants.

Valuation of Futures Contracts and the Computation of the NAV

The NAV of USHO units is calculated once each trading day as of the earlier of the close of the New York Stock Exchange (the “NYSE”) or  4:00 p.m. New York time. The NAV for a particular trading day is released after 4:15 p.m. New York time. Trading on the AMEX typically closes at 4:15 p.m. New York time. USHO uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other USHO investments, including ICE Futures or other futures contracts, as of the earlier of the close of the NYSE or 4:00 p.m. New York time.

Management’s Discussion of Results of Operations and the Heating Oil Market

Results of Operations. During the three month period ended March 31, 2008, USHO had not yet commenced investment activities nor issued units. In addition, USHO did not purchase or own any Futures Contracts or Other Heating Oil Related Investments during this reporting period, nor were there any receipts or disbursements of cash from USHO during this reporting period. Also, USHO did not receive any revenue or capital gains (losses), or incur any expenses during this reporting period.

Expenses incurred during the first quarter of 2008 in connection with organizing USHO and the initial offering costs of the units were borne by the General Partner, and are not subject to reimbursement by USHO.

Portfolio Expenses. USHO’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees and the fees and expenses of the independent directors of the General Partner. The management fee that USHO pays to the General Partner is calculated as a percentage of the total net assets of USHO. USHO pays the General Partner a management fee of 0.60% of net assets.  The fee is accrued daily.

USHO pays for all brokerage fees, taxes and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith.  In addition, the General Partner, though under no obligation to do so, has agreed to pay certain costs for tax reporting and audit expenses normally borne by USHO to the extent that such expenses exceed 0.15% (15 basis points) of its NAV, on an annualized basis, until December 31, 2008. The General Partner has no obligation to continue such payment into subsequent years. USHO is responsible for paying the fees and expenses, including directors’ and officers’ liability insurance, of the independent directors of the General Partner who are also audit committee members. USHO shares these fees with USOF, USNG, US12OF and USG based on the relative assets of each fund computed on a daily basis. These fees for calendar year 2008 are estimated to be a total of $286,000 for all five funds.

USHO will also incur commissions to brokers for the purchase and sale of Futures Contracts, Other Heating Oil Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

Interest Income. USHO seeks to invest its assets such that it holds Futures Contracts and Other Heating Oil Related Investments in an amount equal to the total net assets of the portfolio. Typically, such investments do not require USHO to pay the full amount of the contract value at the time of purchase, but rather require USHO to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USHO retains an amount that is approximately equal to its total net assets, which USHO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash held with USHO’s custodian bank. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis.

Tracking USHO’s Benchmark. USHO seeks to manage its portfolio such that changes in its average daily NAV, on a percentage basis, closely track changes in the average of the daily price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USHO seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in the NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change of the Benchmark Futures Contract. As an example, if the average daily movement of the Benchmark Futures Contract for a particular 30-day time period was 0.5% per day, USHO management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). USHO’s portfolio management goals do not include trying to make the nominal price of USHO’s NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for heating oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed heating oil Futures Contracts.

An alternative tracking measurement of the return performance of USHO versus the return of its Benchmark Futures Contract can be calculated by comparing the actual return of USHO, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that USHO’s returns had been exactly the same as the daily changes in its Benchmark Futures Contract.

There are currently three factors that are most likely to have an impact on USHO’s ability to accurately track its Benchmark Futures Contract.

First, USHO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day in which USHO executes the trade. In that case, USHO may get a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily NAV of USHO to either be too high or too low relative to the changes in the daily benchmark. Management will attempt to minimize the effect of these transactions by seeking to execute its purchase or sales of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USHO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USHO’s attempt to track its benchmark over time.

Second, USHO will earn interest on its cash, cash equivalents and Treasury holdings. USHO is not required to distribute any portion of its income to its unitholders. Interest payments, and any other income, are retained within the portfolio and added to USHO’s NAV. When this income exceeds the level of USHO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), USHO will realize a net yield that will tend to cause daily changes in the NAV of USHO to track slightly higher than daily changes in the Benchmark Futures Contract.

Third, USHO may hold Other Heating Oil Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the benchmark could result in daily changes in the NAV of USHO that are either too high, or too low, relative to the daily changes in the benchmark.

During the three month period ended March 31, 2008, the prices of front month futures contracts for heating oil rose from near the $2.64 per gallon level to approximately the $3.04 level. The prices of front month contracts were also higher than the prices of second month contracts during this time period.

Term Structure of Heating Oil Futures Prices and the Impact on Total Returns. Several factors determine the total return from investing in a futures contract position. One factor that impacts the total return that will result from investing in near month heating oil futures contracts and “rolling” those contracts forward each month is the price relationship between the current near month contract and the later month contracts. For example, if the price of the near month contract is higher than the next month contract (a situation referred to as “backwardation” in the futures market), then absent any other change there is a tendency for the price of a next month contract to rise in value as it becomes the near month contract and approaches expiration. Conversely, if the price of a near month contract is lower than the next month contract (a situation referred to as “contango” in the futures market), then absent any other change there is a tendency for the price of a next month contract to decline in value as it becomes the near month contract and approaches expiration.

As an example, assume that the price of heating oil for immediate delivery (the “spot” price), was $2.00 per gallon, and the value of a position in the near month futures contract was also $2.00. Over time, the price of a gallon of heating oil will fluctuate based on a number of market factors, including demand for heating oil relative to its supply. The value of the near month contract will likewise fluctuate in reaction to a number of market factors. If investors seek to maintain their holding in a near month contract position and not take delivery of the heating oil, every month they must sell their current near month contract as it approaches expiration and invest in the next month contract.

If the futures market is in backwardation, e.g., when the expected price of heating oil in the future would be less, the investor would be buying a next month contract for a lower price than the current near month contract. Hypothetically, and assuming no other changes to either prevailing heating oil prices or the price relationship between the spot price, the near month contract and the next month contract (and ignoring the impact of commission costs and the interest earned on Treasuries, cash and/or cash equivalents), the value of the next month contract would rise as it approaches expiration and becomes the new near month contract. In this example, the value of the $2.00 investment would tend to rise faster than the spot price of heating oil, or fall slower. As a result, it would be possible in this hypothetical example for the spot price of heating oil to have risen to $2.50 after some period of time, while the value of the investment in the futures contract would have risen to $2.60, assuming backwardation is large enough or enough time has elapsed. Similarly, the spot price of heating oil could have fallen to $1.50 while the value of an investment in the futures contract could have fallen to only $1.60. Over time, if backwardation remained constant, the difference would continue to increase.

If the futures market is in contango, the investor would be buying a next month contract for a higher price than the current near month contract. Hypothetically, and assuming no other changes to either prevailing heating oil prices or the price relationship between the spot price, the near month contract and the next month contract (and ignoring the impact of commission costs and the interest earned on cash), the value of the next month contract would fall as it approaches expiration and becomes the new near month contract. In this example, it would mean that the value of the $2.00 investment would tend to rise slower than the spot price of heating oil, or fall faster. As a result, it would be possible in this hypothetical example for the spot price of heating oil to have risen to $2.50 after some period of time, while the value of the investment in the futures contract will have risen to only $2.40, assuming contango is large enough or enough time has elapsed. Similarly, the spot price of heating oil could have fallen to $1.50 while the value of an investment in the futures contract could have fallen to $1.40. Over time, if contango remained constant, the difference would continue to increase.

Periods of contango and backwardation do not meaningfully impact USHO’s investment objective of having percentage changes in its per unit NAV track percentage changes in the price of the Benchmark Futures Contract since the impact of backwardation and contango tended to equally impact the percentage changes in price of both USHO’s units and the Benchmark Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods.

Heating Oil Market. During the three month period ended March 31, 2008, the price of heating oil in the United States, as measured by changes in the price of the futures contract traded on the NYMEX that was closest to expiration, rose 15.5% from approximately $2.64 a gallon to $3.05 a gallon. However, during the quarter prices fluctuated and reached a high of $3.14 a gallon and a low of $2.41 a gallon (investors are cautioned that these represent prices for heating oil on a wholesale basis and should not be directly compared to retail prices).

During the three month period ended March 31, 2008, the price of crude oil, the raw material from which heating oil is refined, rose 5.83% from approximately $95.98 to $101.58. The price of crude oil was influenced by several factors, including ongoing strong demand for crude oil globally, modest increases in the production levels of crude oil, a weakening U.S. dollar which tends to make crude oil more expensive in U.S. dollar terms, and continuing political uncertainty in certain key oil producing countries.

Management believes that over both the medium-term and the long-term, changes in the price of crude oil will exert the greatest influence on the price of refined petroleum products such as heating oil. At the same time, there can be other factors that, particularly in the short term, cause the price of heating oil to rise (or fall), more (or less) than the price of crude oil. For example, warmer weather during the high demand period of the winter season could cause American consumers to reduce their heating oil consumption. Furthermore, heating oil prices are impacted by the availability of refining capacity. As a result, it is possible that changes in heating oil prices may not match the changes in crude oil prices.

Critical Accounting Policies

Preparation of the condensed financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. USHO’s application of these policies involves judgments and actual results may differ from the estimates used.

The General Partner has evaluated the nature and types of estimates that it makes in preparing USHO’s condensed financial statements and related disclosures and has determined that the valuation of its investments which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy. The values which are used by USHO for its forward contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, USHO estimates interest income on a daily basis using prevailing interest rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

Liquidity and Capital Resources

USHO has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. USHO has met, and it is anticipated that USHO will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. USHO’s liquidity needs include: redeeming units, providing margin deposits for its existing Futures Contracts or the purchase of additional Futures Contracts and posting collateral for its over-the-counter contracts and, except as noted below, payment of its expenses, summarized below under “Contractual Obligations.”

USHO will generate cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on Treasuries, cash and/or cash equivalents. USHO will allocate substantially all of its net assets to trading in Heating Oil Interests. USHO will invest in Heating Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Heating Oil Related Investments. A significant portion of the NAV will be held in cash and cash equivalents that will be used as margin and as collateral for USHO’s trading in Heating Oil Interests. The percentage that Treasuries will bear to the total net assets will vary from period to period as the market values of the Heating Oil Interests change. The balance of the net assets will be held in USHO’s Futures Contracts and Other Heating Oil Related Investments trading account. Interest earned on USHO’s interest-bearing funds will be paid to USHO.

USHO’s investment in Heating Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in Futures Contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a Futures Contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USHO from promptly liquidating its positions in Futures Contracts.

To date, all of USHO’s expenses, including its organizational and offering expenses related to the initial offering of its units, have been paid by the General Partner. Fees and expenses associated with the registration of units with the SEC subsequent to the initial offering will be borne by USHO. In addition, fees and expenses (including directors’ and officers’ liability insurance) of the independent directors of the General Partner, the management fee paid to the General Partner, certain tax reporting fees, brokerage fees and licensing fees will be paid directly by USHO. In addition, the General Partner, though under no obligation to do so, has agreed to pay certain costs for tax reporting and audit expenses normally borne by USHO to the extent that such expenses exceed 0.15% (15 basis points) of its NAV, on an annualized basis, until December 31, 2008. The General Partner has no obligation to continue such payment into subsequent years. If the General Partner and USHO are unsuccessful in raising sufficient funds to cover USHO’s expenses or in locating any other source of funding, USHO will terminate and investors may lose all or part of their investment.

Market Risk

Trading in Futures Contracts and Other Heating Oil Related Investments, such as forwards, involves USHO entering into contractual commitments to purchase or sell heating oil at a specified date in the future. The gross or face amount of the contracts will significantly exceed USHO’s future cash requirements since USHO intends to close out its open positions prior to settlement. As a result, USHO is generally only subject to the risk of loss arising from the change in value of the contracts. USHO considers the “fair value” of its derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with USHO’s commitments to purchase heating oil is limited to the gross face amount of the contracts held. However, should USHO enter into a contractual commitment to sell heating oil, it would be required to make delivery of the heating oil at the contract price, repurchase the contract at prevailing prices or settle in cash. Since there are no limits on the future price of heating oil, the market risk to USHO could be unlimited.

USHO’s exposure to market risk depends on a number of factors, including the markets for heating oil, the volatility of interest rates and foreign exchange rates, the liquidity of the Futures Contracts and Other Heating Oil Related Investments markets and the relationships among the contracts held by USHO. The limited experience that USHO has had in utilizing its model to trade in Heating Oil Interests in a manner intended to track the changes in the spot price of heating oil, as well as drastic market occurrences, could ultimately lead to the loss of all or substantially all of an investor’s capital.

Credit Risk

When USHO enters into Futures Contracts and Other Heating Oil Related Investments, it will be exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Futures Contracts traded on the NYMEX and on most other foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to USHO in such circumstances.

The General Partner attempts to manage the credit risk of USHO by following various trading limitations and policies. In particular, USHO will generally post margin and/or hold liquid assets that are approximately equal to the face amount of its obligations to counterparties under the Futures Contracts and Other Heating Oil Related Investments it holds. The General Partner has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USHO to limit its credit exposure. UBS Securities LLC, USHO’s commodity broker, or any other broker that may be retained by USHO in the future, when acting as USHO’s futures commission merchant in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USHO, all assets of USHO relating to domestic Futures Contracts trading. These futures commission merchants are not allowed to commingle USHO’s assets with its other assets. In addition, the CFTC requires commodity brokers to hold in a secure account the USHO assets related to foreign Futures Contracts trading.

Off Balance Sheet Financing

As of March 31, 2008, USHO has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USHO. While USHO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USHO’s financial position.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, USHO requires liquidity to redeem units, which redemptions must be in blocks of 100,000 units called Redemption Baskets. USHO intends to satisfy this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of units being redeemed.

Contractual Obligations

USHO’s primary contractual obligations are with the General Partner. In return for its services, the General Partner is entitled to a management fee calculated as a fixed percentage of USHO’s NAV, currently 0.60% of USHO’s NAV for its average net assets.

The General Partner agreed to pay the start-up costs associated with the formation of USHO, primarily its legal, accounting and other costs in connection with the General Partner’s registration with the CFTC as a CPO and the registration and listing of USHO and its units with the SEC, FINRA and the AMEX, respectively. However, the costs of registering and listing additional units of USHO with the SEC are directly borne on an ongoing basis by USHO, and not by the General Partner.

The General Partner pays the fees of USHO’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including in connection with the preparation of USHO’s condensed financial statements and its SEC and CFTC reports. The General Partner and USHO have also entered into a licensing agreement with the NYMEX pursuant to which USHO and the affiliated funds managed by the General Partner pay a licensing fee to the NYMEX The General Partner also pays any fees for implementation of services and base service fees charged by the accounting firm responsible for preparing USHO’s tax reporting forms; however, USHO pays the fees and expenses associated with its tax accounting and reporting requirements. In addition, the General Partner, though under no obligation to do so, has agreed to pay certain costs for tax reporting and audit expenses normally borne by USHO to the extent that such expenses exceed 0.15% (15 basis points) of its NAV, on an annualized basis, until December 31, 2008. The General Partner has no obligation to continue such payment into subsequent years.

In addition to the General Partner’s management fee, USHO pays its brokerage fees (including fees to a futures commission merchant), over-the-counter dealer spreads, any licensing fees for the use of intellectual property, registration and, subsequent to the initial offering, the fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of units, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of USHO’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to a futures commission merchant are on a contract-by-contract, or round turn, basis.  USHO also pays a portion of the fees and expenses of the independent directors of the General Partner.  See Note 3 to the Notes to Condensed Statement of Financial Condition (Unaudited).

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods, as USHO’s NAVs and trading levels to meet its investment objectives will not be known until a future date. These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of USHO’s existence. Either party may terminate these agreements earlier for certain reasons described in the agreements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives (Including Spreads and Straddles)

In the future, USHO may purchase over-the-counter contracts. Unlike most of the exchange-traded heating oil Futures Contracts or exchange-traded options on such futures, each party to an over-the-counter contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

Some heating oil-based derivatives transactions contain fairly generic terms and conditions and are available from a wide range of participants. Other heating oil-based derivatives have highly customized terms and conditions and are not as widely available. Many of these over-the-counter contracts are cash-settled forwards for the future delivery of heating oil- or petroleum-based fuels that have terms similar to the Futures Contracts. Others take the form of “swaps” in which the two parties exchange cash flows based on pre-determined formulas tied to the spot price of heating oil, forward heating oil prices or heating oil futures prices. For example, USHO may enter into over-the-counter derivative contracts whose value will be tied to changes in the difference between the spot price of heating oil, the price of Futures Contracts traded on the NYMEX and the prices of other Futures Contracts that may be invested in by USHO.

To protect itself from the credit risk that arises in connection with such contracts, USHO may enter into agreements with each counterparty that provide for the netting of its overall exposure to its counterparty, such as the agreements published by the International Swaps and Derivatives Association, Inc. USHO also may require that the counterparty be highly rated and/or provide collateral or other credit support to address USHO’s exposure to the counterparty. In addition, it is also possible for USHO and its counterparty to agree to clear their agreement through an established futures clearing house such as those connected to the NYMEX or the ICE Futures. In that event, USHO would no longer have credit risk of its original counterparty, as the clearinghouse would now be USHO’s counterparty. USHO would still retain any price risk associated with its transaction.

The creditworthiness of each potential counterparty is assessed by the General Partner. The General Partner assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an over-the-counter contract pursuant to guidelines approved by the General Partner’s board of directors. Furthermore, the General Partner on behalf of USHO only enters into over-the-counter contracts with (a) members of the Federal Reserve System or foreign banks with branches regulated by the Federal Reserve Board; (b) primary dealers in U.S. government securities; (c) broker-dealers; (d) commodities futures merchants; or (e) affiliates of the foregoing. Existing counterparties are also reviewed periodically by the General Partner.

USHO anticipates that the use of Other Heating Oil-Related Investments together with its investments in Futures Contracts will produce price and total return results that closely track the investment goals of USHO.

USHO may employ spreads or straddles in its trading to mitigate the differences in its investment portfolio and its goal of tracking the price of the Benchmark Futures Contract. USHO would use a spread when it chooses to take simultaneous long and short positions in futures written on the same underlying asset, but with different delivery months. The effect of holding such combined positions is to adjust the sensitivity of USHO to changes in the price relationship between futures contracts which will expire sooner and those that will expire later. USHO would use such a spread if the General Partner felt that taking such long and short positions, when combined with the rest of its holdings, would more closely track the investment goals of USHO, or if the General Partner felt it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in heating oil prices. USHO would enter into a straddle when it chooses to take an option position consisting of a long (or short) position in both a call option and put option. The economic effect of holding certain combinations of put options and call options can be very similar to that of owning the underlying futures contracts. USHO would make use of such a straddle approach if, in the opinion of the General Partner, the resulting combination would more closely track the investment goals of USHO or if it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in heating oil prices.

During the three months ended March 31, 2008, USHO did not employ any hedging methods. Therefore, USHO was not exposed to counterparty risk.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

USHO maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in USHO’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

The duly appointed officers of the General Partner, including its chief executive officer and chief financial officer, who perform functions equivalent to those of a principal executive officer and principal financial officer of USHO if USHO had any officers, have evaluated the effectiveness of USHO’s disclosure controls and procedures and have concluded that the disclosure controls and procedures of USHO have been effective as of the end of the period covered by this quarterly report.

Change in Internal Control Over Financial Reporting

There were no changes in USHO’s internal control over financial reporting during USHO’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, USHO’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There has not been a material change from the risk factors previously disclosed in USHO’s Registration Statement on Form S-1, which was declared effective by the SEC on April 8, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Monthly Account Statements

Pursuant to the requirement under part 4.22 of the Commodity Exchange Act, each month USHO publishes an account statement for its unitholders, which includes a Statement of Income (Loss) and a Statement of Changes in NAV. The account statement is filed with the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on USHO’s website at www.unitedstatesheatingoilfund.com.

Item 6. Exhibits.

Listed below are the exhibits which are filed or furnished as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
10.1*	License Agreement.
31.1**	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to United States Natural Gas Fund, LP’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007, filed on June 1, 2007.
**	Filed herewith
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United States Heating Oil Fund, LP (Registrant)
By: Victoria Bay Asset Management, LLC, its general partner

By: /s/ Nicholas D. Gerber
Nicholas D. Gerber
Chief Executive Officer

Date:  May 22, 2008

By: /s/ Howard Mah
Howard Mah
Chief Financial Officer

Date:  May 22, 2008