Form 10-Q
period 2008-06-30
United States Heating Oil Fund, LP
filed 2008-08-13
CIK 1396877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34016
United States Heating Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-8837345
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☐ Yes    ☒ No

UNITED STATES HEATING OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Index to Condensed Financial Statements

Page
Documents
Condensed Statements of Financial Condition at June 30, 2008 (Unaudited) and December 31, 2007	2

Condensed Schedule of Investments (Unaudited) at June 30, 2008	3

Condensed Statement of Operations (Unaudited) for the period from April 9, 2008 (commencement of operations) to June 30, 2008	4

Condensed Statement of Changes in Partners’ Capital (Unaudited) for the period from April 9, 2008 (commencement of operations) to June 30, 2008	5

Condensed Statements of Cash Flows (Unaudited) for the period from April 9, 2008 (commencement of operations) to June 30, 2008 and the period from April 13, 2007 (inception) through December 31, 2007.	6

Notes to Condensed Financial Statements for the period from April 9, 2008 (commencement of operations) to June 30, 2008 (Unaudited)	7

United States Heating Oil Fund, LP
Condensed Statements of Financial Condition
At June 30, 2008 (Unaudited) and December 31, 2007

	June 30, 2008	December 31, 2007
Assets
Cash and cash equivalents	$14,329,384	$1,000
Equity in UBS Securities LLC trading accounts:
Cash	4,346,505	-
Unrealized gain on open commodity futures contracts	256,473	-
Interest receivable	24,235	-
Receivable from general partner	90,700	-

Total assets	$19,047,297	$1,000

Liabilities and Partners' Capital
General Partner management fees (Note 3)	$9,154	$-
Brokerage commissions payable	360	-
Other liabilities	99,810	-

Total liabilities	109,324	-

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	20
Limited Partners	18,937,973	980
Total Partners' Capital	18,937,973	1,000

Total liabilities and partners' capital	$19,047,297	$1,000

Limited Partners' units outstanding	300,000
Net asset value per unit	$63.13
Market value per unit	$63.45

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At June 30, 2008

Open Futures Contracts

	Number of Contracts	Gain on Open Commodity Contracts	% of Partners' Capital
United States Contracts
Heating Oil Futures contracts, expires August 2008	115	$256,473	1.35

Cash Equivalents

	Cost	Market Value
United States - Money Market Funds
Goldman Sachs Financial Square Funds - Government Fund	$12,009,757	$12,009,757	63.42
	$12,009,757	12,009,757	63.42

Cash		2,319,627	12.25
Total Cash & Cash Equivalents		14,329,384	75.67

Cash on deposit with broker		4,346,505	22.95
Other assets in excess of liabilities		5,611	0.03
Total Partners' Capital		$18,937,973	100.00

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP
Condensed Statement of Operations (Unaudited)
For the period from April 9, 2008 (commencement of operations) to June 30, 2008

Period from
April 9, 2008 to
June 30, 2008
Income
Gains (losses) on trading of commodity futures contracts:
Realized gains on closed positions	$3,345,279
Change in unrealized gains on open positions	256,473
Interest income	66,323
Other income	2,000

Total income	3,670,075

Expenses
General Partner management fees (Note 3)	22,702
Brokerage commissions	3,491
Other expenses	99,811

Total expenses	126,004

K-1 tax expense waiver	(69,335)
Audit fees waiver	(21,365)

Net expenses	35,304

Net income	$3,634,771
Net income per limited partnership unit	$13.13
Net income per weighted average limited partnership unit	$12.73
Weighted average limited partnership units outstanding	285,542

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP
Condensed Statement of Changes in Partners' Capital (Unaudited)
For the period from April 9, 2008 (commencement of operations) to June 30, 2008

	General Partner	Limited Partners	Total

Balances, at December 31, 2007	$20	$980	$1,000
Addition of 300,000 partnership units	-	15,303,202	15,303,202
Redemption of 0 partnership units	(20)	(980)	(1,000)
Net income	-	3,634,771	3,634,771

Balances, at June 30, 2008	$-	$18,937,973	$18,937,973

Net Asset Value Per Unit
At April 9, 2008 (commencement of operations)	$50.00
At June 30, 2008	$63.13

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the period from April 9, 2008 (commencement of operations) to June 30, 2008 and the period from April 13, 2007 (inception) to December 31, 2007

	Period from	Period from
	April 9, 2008 to	April 13, 2007 to
	June 30, 2008	December 31, 2007
Cash Flows from Operating Activities:
Net income	$3,634,771	$-
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in commodity futures trading account - cash	(4,346,505)	-
Unrealized gains on futures contracts	(256,473)	-
Increase in interest receivable and other assets	(114,935)	-
Increase in management fees payable	9,154	-
Increase in commissions payable	360	-
Increase in other liabilities	99,810	-
Net cash provided by operating activities	(973,818)	-

Cash Flows from Financing Activities:
Subscription of partnership units	15,303,202	1,000
Redemption of partnership units	(1,000)	-

Net cash provided by financing activities	15,302,202	1,000

Net Increase in Cash and Cash Equivalents	14,328,384	1,000

Cash and Cash Equivalents, beginning of period	1,000	-
Cash and Cash Equivalents, end of period	$14,329,384	$1,000

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP
Notes to Condensed Financial Statements
For the period from April 9, 2008 (commencement of operations) to June 30, 2008 (Unaudited)

 NOTE 1 - ORGANIZATION AND BUSINESS

The United States Heating Oil Fund, LP (“USHO”) was organized as a limited partnership under the laws of the state of Delaware on April 13, 2007. USHO is a commodity pool that issues units that may be purchased and sold on the American Stock Exchange (the “AMEX”). USHO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of March 7, 2008 (the “LP Agreement”). The investment objective of USHO is for the changes in percentage terms of its net asset value to reflect the changes in percentage terms of the price of heating oil (also known as No. 2 fuel oil) for delivery to the New York harbor as measured by the changes in the price of the futures contract on heating oil as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USHO’s expenses. USHO accomplishes its objective through investments in futures contracts for heating oil, crude oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other heating oil-related investments such as cash-settled options on Futures Contracts, forward contracts for heating oil and over-the-counter transactions that are based on the price of heating oil, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Heating Oil-Related Investments”). As of June 30, 2008, USHO held 115 Futures Contracts traded on the NYMEX.

USHO commenced investment operations on April 9, 2008 and has a fiscal year ending on December 31. United States Commodity Funds LLC (formerly known as “Victoria Bay Asset Management, LLC”) (the “General Partner”) is responsible for the management of USHO. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator with the Commodity Futures Trading Commission effective December 1, 2005. The General Partner is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”) and the United States Gasoline Fund, LP (“USG”), which listed their units on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UGA” on February 26, 2008, respectively.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, does not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America. The financial information included herein is unaudited, however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the condensed financial statements for the interim period.

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

In April 2008, USHO initially registered 10,000,000 units on Form S-1 with the SEC. On April 9, 2008, USHO listed its units on the AMEX under the ticker symbol “UHN”. On that day, USHO established its initial net asset value by setting the price at $50.00 per unit and issued 200,000 units in exchange for $10,001,000. USHO also commenced investment operations on April 9, 2008 by purchasing Futures Contracts traded on the NYMEX based on heating oil. As of June 30, 2008, USHO had registered a total of 10,000,000 units.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statement of financial condition and in the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statement of operations. USHO earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the 90-day Treasury bill rate. In addition, USHO earns interest on funds held at the custodian at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts will be accrued on a full-turn basis.

Income Taxes

USHO is not subject to federal income taxes; each partner reports its allocable share of income, gain, loss deductions or credits on its own income tax return.

Creations and Redemptions

Authorized Purchasers may purchase units “Creation Baskets” or redeem units “Redemption Baskets” only in blocks of 100,000 units equal to the net asset value of the units determined as of 4:00 p.m. New York time on the day the order is placed.

USHO records units sold or redeemed one business day after the trade-date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in USHO’s condensed statement of financial condition as receivable for units sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for units redeemed.

Partnership Capital and Allocation of Partnership Income and Losses

Profit or loss is allocated among the partners of USHO in proportion to the number of units each partner holds as of the close of each month. The General Partner may revise, alter or otherwise modify this method of allocation as described in the LP Agreement.

Calculation of Net Asset Value

USHO calculates its net asset value on each trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of units issued and outstanding. USHO uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net loss per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at June 30, 2008.

Offering Costs

Offering costs incurred in connection with the registration of additional units after the initial registration of units are borne by USHO. These costs include registration fees paid to regulatory agencies and all legal, accounting, printing and other expenses associated therewith. These costs will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight line basis or a shorter period if warranted.

Cash Equivalents

Cash and cash equivalents include money market funds and overnight deposits or time deposits with original maturity dates of three months or less.

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

NOTE 3 - FEES PAID BY USHO AND RELATED PARTY TRANSACTIONS

General Partner Management Fee

Under the LP Agreement, the General Partner is responsible for investing the assets of USHO in accordance with the objectives and policies of USHO. In addition, the General Partner has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to USHO. For these services, USHO is contractually obligated to pay the General Partner a fee, which is paid monthly and based on average daily net assets, that is equal to 0.60% per annum on average daily net assets.

Ongoing Registration Fees and Other Offering Expenses

USHO pays all costs and expenses associated with the ongoing registration of units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the period from April 9, 2008 to June 30, 2008, USHO did not incur registration fees or other offering expenses.

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

Licensing Fees

As discussed in Note 4, USHO entered into a licensing agreement with the NYMEX on May 30, 2007. The agreement has an effective date of April 10, 2006. Pursuant to the agreement, USHO and the affiliated funds managed by the General Partner pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. During the period from April 9, 2008 to June 30, 2008, USHO incurred $1,272 under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USHO’s tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees which were borne by the General Partner, are paid by USHO.  In addition, the General Partner, though under no obligation to do so, has agreed to pay certain costs for tax reporting and audit expenses normally borne by USHO to the extent that such expenses exceed 0.15% (15 basis points) of its NAV, on an annualized basis, until December 31, 2008. The General Partner has no obligation to continue such payment into subsequent years. These costs are estimated to be $309,794 for the year ending December 31, 2008. For the second quarter of 2008, management’s estimated portion of these expenses would be $90,700 under this arrangement.

Other Expenses and Fees

In addition to the fees described above, USHO pays all brokerage fees, taxes and other expenses in connection with the operation of USHO, excluding costs and expenses paid by the General Partner as outlined in Note 4.

NOTE 4 - CONTRACTS AND AGREEMENTS

USHO is party to a marketing agent agreement, dated as of March 10, 2008, with the Marketing Agent, whereby the Marketing Agent provides certain marketing services for USHO as outlined in the agreement. The fee of the Marketing Agent, which is borne by the General Partner, is equal to 0.06% on USHO’s assets up to $3 billion; and 0.04% on USHO’s assets in excess of $3 billion.

The above fees do not include the following expenses, which will also be borne by the General Partner: the cost of placing advertisements in various periodicals; web construction and development; or the printing and production of various marketing materials.

USHO is also party to a custodian agreement, dated March 13, 2008, with Brown Brothers Harriman & Co. (“BBH&Co.”), whereby BBH&Co. holds investments on behalf of USHO. The General Partner pays the fees of the custodian, which shall be determined by the parties from time to time. In addition, USHO is party to an administrative agency agreement, dated February 7, 2008, with the General Partner and BBH&Co., whereby BBH&Co. acts as the administrative agent, transfer agent and registrar for USHO. The General Partner also pays the fees of BBH&Co. for its services under this agreement and such fees are determined by the parties from time to time.

Currently, the General Partner pays BBH&Co. for its services, in the foregoing capacities, the greater of a minimum of $125,000 annually or an asset-based charge of (a) 0.06% for the first $500 million of USHO’s, USOF’s, USNG’s, US12OF’s and USG’s combined net assets, (b) 0.0465% for USHO’s, USOF’s, USNG’s, US12OF’s and USG’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% for USHO’s, USOF’s, USNG’s, US12OF’s and USG’s combined net assets in excess of $1 billion. The General Partner also pays a $25,000 annual fee for the transfer agency services and transaction fees ranging from $7.00 to $15.00 per transaction.

USHO has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”). The agreement requires UBS Securities to provide services to USHO in connection with the purchase and sale of Futures Contracts and Other Heating Oil-Related Investments that may be purchased and sold by or through UBS Securities for USHO’s account. The agreement provides that UBS Securities charge USHO commissions of approximately $7 per round-turn trade, plus applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts.

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

NOTE 5 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

USHO engages in the speculative trading of futures contracts and options on futures contracts (collectively, “derivatives”). USHO is exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

All of the contracts currently traded by USHO are exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, USHO must rely solely on the credit of its respective individual counterparties. However, in the future, if USHO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any. USHO also has credit risk since the sole counterparty to all domestic and foreign futures contracts is the exchange on which the relevant contracts are traded. In addition, USHO bears the risk of financial failure by the clearing broker.

The purchase and sale of futures and options on futures contracts require margin deposits with a futures commission merchant. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a futures commission merchant to segregate all customer transactions and assets from the futures commission merchant’s proprietary activities.

USHO’s cash and other property, such as U.S. Treasury Bills, deposited with a futures commission merchant are considered commingled with all other customer funds subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a futures commission merchant could result in the complete loss of USHO’s assets posted with that futures commission merchant; however, the vast majority of USHO’s assets are held in Treasuries, cash and/or cash equivalents with USHO’s custodian and would not be impacted by the insolvency of a futures commission merchant. Also, the failure or insolvency of USHO’s custodian could result in a substantial loss of USHO’s assets.

USHO invests its cash in money market funds that seek to maintain a stable net asset value. USHO is exposed to any risk of loss associated with an investment in these money market funds. As of June 30, 2008, USHO had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $18,675,889. This amount is subject to loss should these institutions cease operations.

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

The financial instruments held by USHO are reported in its condensed statement of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

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

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the period from April 9, 2008 to June 30, 2008 for the limited partners. This information has been derived from information presented in the condensed financial statements.

For the period from
April 9, 2008
(commencement of operations)
to June 30, 2008
Per Unit Operating Performance:	(Unaudited)

Net asset value, beginning of period	$50.00
Total income	13.25
Net expenses	(0.12)
Net increase in net asset value	13.13
Net asset value, end of period	$63.13

Total Return	26.26%

Ratios to Average Net Assets
Total income	22.00%
Expenses excluding management fees*	(0.33)%
Management fees*	(0.60)%
Net income	21.79%

*Annualized

 Total returns are calculated based on the change in value during the period. An individual limited partner’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USHO.

NOTE 7 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Fair Value of Financial Instruments

Effective January 1, 2008, USHO adopted FAS 157 – Fair Value Measurements (“FAS 157” or the “Statement”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurement. The changes to current practice resulting from the application of the Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. The Statement establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of USHO (observable inputs) and (2) USHO’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the FAS 157 hierarchy are as follows:

Level I – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level II – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level II assets include the following: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

Level III – Unobservable pricing input at the measurement date for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available.

In some instances, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest input level that is significant to the fair value measurement in its entirety.

The following table summarizes the valuation of USHO’s securities at June 30, 2008 using the fair value hierarchy:

At June 30, 2008	Total	Level I	Level II	Level III

Investments	$12,009,757	$12,009,757	$-	$-
Derivative assets	256,473	256,473	-	-

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

USHO seeks to achieve its investment objective by investing in a combination of heating oil futures contracts and other heating oil-related investments such that changes in USHO’s NAV, measured in percentage terms, will closely track the changes in the price of a specified heating oil futures contract (the “Benchmark Futures Contract”), also measured in percentage terms. USHO’s General Partner believes the Benchmark Futures Contract historically has exhibited a close correlation with the spot price of heating oil. It is not the intent of USHO to be operated in a fashion such that the NAV will equal, in dollar terms, the spot price of heating oil or any particular futures contract based on heating oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed heating oil futures contracts.

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

USHO may also invest in futures contracts for heating oil, crude oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other heating oil-related investments such as cash-settled options on Futures Contracts, forward contracts for heating oil and over-the-counter transactions that are based on the price of heating oil, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Heating Oil-Related Investments”). For convenience and unless otherwise specified, Futures Contracts and Other Heating Oil-Related Investments collectively are referred to as “Heating Oil Interests” in this quarterly report on Form 10-Q.

The general partner of USHO, United States Commodity Funds LLC (formerly, Victoria Bay Asset Management, LLC) (the “General Partner”), which is registered as a commodity pool operator (“CPO”) with the U.S. Commodity Futures Trading Commission (the “CFTC”), is authorized by the Amended and Restated Agreement of Limited Partnership of USHO (the “LP Agreement”) to manage USHO. The General Partner is authorized by USHO in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or futures commission merchants.

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

Management’s Discussion of Results of Operations and the Heating Oil Market

Results of Operations. On April 9, 2008, USHO listed its units on the AMEX under the ticker symbol “UHN.” On that day, USHO established its initial offering price at $50.00 per unit and issued 200,000 units to the initial authorized purchaser Merrill Lynch, in exchange for $10,000,000 in cash. As of June 30, 2008, USHO had issued 300,000 units, all of which were outstanding.

More units may have been issued by USHO than are outstanding due to the redemption of units. Unlike funds that are registered under the Investment Company Act of 1940, as amended, units that have been redeemed by USHO cannot be resold by USHO. As a result, USHO contemplates that additional offerings of its units will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of June 30, 2008, the total unrealized gain on heating oil Futures Contracts owned or held on that day was $256,473 and USHO established cash deposits, including cash investments in money market funds, that were equal to $18,675,889. The majority of those cash assets were held in overnight deposits at USHO’s custodian bank, while 23.27% of the cash balance was held as margin deposits with the futures commission merchant for the Futures Contracts purchased. The ending per unit NAV on June 30, 2008 was $63.13.

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

During the period from April 9, 2008 to June 30, 2008, the daily average total net assets of USHO were $16,684,669. During the period from April 9, 2008 to June 30, 2008, the management fee paid by USHO amounted to $22,702, and was accrued daily. Management fees as a percentage of average net assets averaged 0.60% over the course of this period.

USHO pays for all brokerage fees, taxes and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. For the period from April 9, 2008 to June 30, 2008, USHO did not incur any ongoing registration fees or other offering expenses. In addition, the General Partner, though under no obligation to do so, has agreed to pay certain costs for tax reporting and audit expenses normally borne by USHO to the extent that such expenses exceed 0.15% (15 basis points) of its NAV, on an annualized basis, until December 31, 2008. The General Partner has no obligation to continue such payment into subsequent years. USHO is responsible for paying the fees and expenses, including directors’ and officers’ liability insurance, of the independent directors of the General Partner who are also audit committee members. USHO shares these fees with USOF, USNG, US12OF and USG based on the relative assets of each fund computed on a daily basis. These fees for calendar year 2008 are estimated to be a total of $286,000 for all five funds.

USHO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Heating Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the period from April 9, 2008 to June 30, 2008, total commissions paid to brokers amounted to $3,491. Prior to the initial offering of its units, USHO had estimated that its annual level of such commissions was expected to be 0.09% of total net assets. As an annualized percentage of average net assets, the figure for the period from April 9, 2008 to June 30, 2008 represented approximately 0.09% of average net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

Interest Income. USHO seeks to invest its assets such that it holds Futures Contracts and Other Heating Oil-Related Investments in an amount equal to the total net assets of the portfolio. Typically, such investments do not require USHO to pay the full amount of the contract value at the time of purchase, but rather require USHO to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USHO retains an amount that is approximately equal to its total net assets, which USHO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash held with USHO’s custodian bank. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the period from April 9, 2008 to June 30, 2008, USHO earned $66,323 in interest income on such cash holdings. Based on USHO’s average daily total net assets during this time period, this is equivalent to an annualized yield of 1.75%. USHO did not purchase Treasuries during the period from April 9, 2008 to June 30, 2008 and held all of its funds in cash and/or cash equivalents during this time period.

Tracking USHO’s Benchmark. USHO seeks to manage its portfolio such that changes in its average daily NAV, on a percentage basis, closely track changes in the average of the daily price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USHO seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in the NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change of the Benchmark Futures Contract. As an example, if the average daily movement of the Benchmark Futures Contract for a particular 30-day time period was 0.5% per day, USHO’s management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). USHO’s portfolio management goals do not include trying to make the nominal price of USHO’s NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for heating oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed heating oil Futures Contracts.

For the 30 valuation days ended June 30, 2008, the simple average daily change in the Benchmark Heating Oil Futures Contract was 0184%, while the simple average daily change in the NAV of USHO over the same time period was 0.188%. The average daily difference was 0.004% (or 0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the NAV was 0.513%, meaning that over this time period USHO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the offering of USHO units to the public on April 9, 2008 to June 30, 2008, the simple average daily change in the Benchmark Futures Contract was 0.427%, while the simple average daily change in the NAV of USHO over the same time period was 0.429%. The average daily difference was 0.002% (or 0.2 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was 0.568%, meaning that over this time period USHO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative tracking measurement of the return performance of USHO versus the return of its Benchmark Futures Contract can be calculated by comparing the actual return of USHO, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that USHO’s returns had been exactly the same as the daily changes in its Benchmark Futures Contract.

For the period from April 9, 2008 to June 30, 2008, the actual total return of USHO as measured by changes in its NAV was 26.26%. This is based on an initial NAV of $50.00 on April 9, 2008 and an ending NAV as of June 30, 2008 of $63.13. During this time period, USHO made no distributions to its unitholders. However, if USHO’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, USHO would have ended the second quarter of 2008 with an estimated NAV of $63.06, for a total return over the relevant time period of 26.12%. The difference between the actual NAV total return of USHO of 26.26% and the expected total return based on the Benchmark Futures Contract of 26.12% was an error over the time period of 0.14%, which is to say that USHO’s actual total return exceeded the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that USHO collects on its cash and cash equivalent holdings. In addition, during the period from April 9, 2008 to June 30, 2008, USHO also collected fees from brokerage firms creating or redeeming baskets of units. This income also contributed to USHO’s actual return exceeding the benchmark results. However, if the total assets of USHO continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return.

There are currently three factors that have impacted, during the latest period, or are most likely to impact, USHO’s ability to accurately track its Benchmark Futures Contract

First, USHO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day in which USHO executes the trade. In that case, USHO may get a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily NAV of USHO to either be too high or too low relative to the changes in the daily benchmark. During the period from April 9, 2008 to June 30, 2008 management attempted to minimize the effect of these transactions by seeking to execute its purchase or sales of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USHO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USHO’s attempt to track its benchmark over time.

Second, USHO earns interest on its cash, cash equivalents and Treasury holdings. USHO is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the period from April 9, 2008 to June 30, 2008. Interest payments, and any other income, were retained within the portfolio and added to USHO’s NAV. When this income exceeds the level of USHO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), USHO will realize a net yield that will tend to cause daily changes in the NAV of USHO to track slightly higher than daily changes in the Benchmark Futures Contract. During the period from April 9, 2008 to June 30, 2008, USG earned, on an annualized basis, approximately 1.75% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees and approximately 0.09% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.24% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately 0.82% and affected USHO’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. If short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error would become a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, USHO may hold Other Heating Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the benchmark could result in daily changes in the NAV of USHO that are either too high, or too low, relative to the daily changes in the benchmark. During the period from April 9, 2008 to June 30, 2008, USHO did not hold any Other Heating Oil-Related Investments. However, there can be no assurance that in future quarters USHO will not make use of such Other Heating Oil-Related Investments.

During the period from April 9, 2008 to June 30, 2008, the prices of front month Benchmark Futures Contracts rose from near the $3.1102 per gallon level to approximately the $3.9100 level. The prices of front month contracts were also lower than the prices of second month contracts during the early part of this time period, a condition in the futures markets referred to as “contango.” In the later part of the time period, the prices of front month contracts were higher than the prices of the second month, a condition in the futures market referred to as “backwardation.” The relationship between the prices of different months of the same futures contracts, the “term structure of futures prices,” can have a major impact on the total return of owning such futures contracts over time.

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

If the futures market is in backwardation, e.g., when the expected price of heating oil in the future would be less, the investor would be buying a next month contract for a lower price than the current near month contract. Hypothetically, and assuming no other changes to either prevailing heating oil prices or the price relationship between the spot price, the near month contract and the next month contract (and ignoring the impact of commission costs and the interest earned on Treasuries, cash and/or cash equivalents), the value of the next month contract would rise as it approaches expiration and becomes the new near month contract. In this example, the value of the $2.00 investment would tend to rise faster than the spot price of heating oil, or fall slower. As a result, it would be possible in this hypothetical example for the price of spot heating oil to have risen to $2.50 after some period of time, while the value of the investment in the futures contract would have risen to $2.60, assuming backwardation is large enough or enough time has elapsed. Similarly, the spot price of heating oil could have fallen to $1.50 while the value of an investment in the futures contract could have fallen to only $1.60. Over time, if backwardation remained constant, the difference would continue to increase.

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

Periods of contango or backwardation do not meaningfully impact USHO’s investment objective of having percentage changes in its per unit NAV track percentage changes in the price of the Benchmark Futures Contract since the impact of backwardation and contango tended to equally impact the percentage changes in price of both USHO’s units and the Benchmark Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods.

Heating Oil Market. During the six month period ended June 30, 2008, the price of heating oil in the United States, as measured by changes in the price of the futures contract traded on the NYMEX that was closest to expiration, rose 47.6% from approximately $2.6444 a gallon to $3.9029 a gallon. However, during the quarter ended June 30, 2008, prices fluctuated and reached a high of $3.97 a gallon and a low of $3.11 a gallon (investors are cautioned that these represent prices for heating oil on a wholesale basis and should not be directly compared to retail prices).

During the six month period ended June 30, 2008, the price of crude oil, the raw material from which heating oil is refined, rose 45.9% from approximately $95.98 to $140.00. The price of crude oil was influenced by several factors, including ongoing strong demand for crude oil globally, modest increases in the production levels of crude oil, a weakening U.S. dollar which tends to make crude oil more expensive in U.S. dollar terms, and continuing political uncertainty in certain key oil producing countries.

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

USHO currently generates cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on Treasuries, cash and/or cash equivalents. USHO has allocated substantially all of its net assets to trading in Heating Oil Interests. USHO invests in Heating Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Heating Oil-Related Investments. A significant portion of the NAV is held in cash and cash equivalents that are used as margin and as collateral for USHO’s trading in Heating Oil Interests. The percentage that Treasuries will bear to the total net assets will vary from period to period as the market values of the Heating Oil Interests change. The balance of the net assets are held in USHO’s Futures Contracts and Other Heating Oil-Related Investments trading account. Interest earned on USHO’s interest-bearing funds is paid to USHO.

USHO’s investment in Heating Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in Futures Contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a Futures Contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USHO from promptly liquidating its positions in Futures Contracts.  During the period from April 9, 2008 to June 30, 2008, USHO was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USHO cannot predict whether such an event may occur in the future.

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

Market Risk

Trading in Futures Contracts and Other Heating Oil-Related Investments, such as forwards, involves USHO entering into contractual commitments to purchase or sell heating oil at a specified date in the future. The gross or face amount of the contracts will significantly exceed USHO’s future cash requirements since USHO intends to close out its open positions prior to settlement. As a result, USHO is generally only subject to the risk of loss arising from the change in value of the contracts. USHO considers the “fair value” of its derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with USHO’s commitments to purchase heating oil is limited to the gross face amount of the contracts held. However, should USHO enter into a contractual commitment to sell heating oil, it would be required to make delivery of the heating oil at the contract price, repurchase the contract at prevailing prices or settle in cash. Since there are no limits on the future price of heating oil, the market risk to USHO could be unlimited.

USHO’s exposure to market risk depends on a number of factors, including the markets for heating oil, the volatility of interest rates and foreign exchange rates, the liquidity of the Futures Contracts and Other Heating Oil-Related Investments markets and the relationships among the contracts held by USHO. The limited experience that USHO has had in utilizing its model to trade in Heating Oil Interests in a manner intended to track the changes in the spot price of heating oil, as well as drastic market occurrences, could ultimately lead to the loss of all or substantially all of an investor’s capital.

Credit Risk

When USHO enters into Futures Contracts and Other Heating Oil-Related Investments, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Futures Contracts traded on the NYMEX and on most other foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to USHO in such circumstances.

The General Partner attempts to manage the credit risk of USHO by following various trading limitations and policies. In particular, USHO generally posts margin and/or holds liquid assets that are approximately equal to the face amount of its obligations to counterparties under the Futures Contracts and Other Heating Oil-Related Investments it holds. The General Partner has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USHO to limit its credit exposure. UBS Securities LLC, USHO’s commodity broker, or any other broker that may be retained by USHO in the future, when acting as USHO’s futures commission merchant in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USHO, all assets of USHO relating to domestic Futures Contracts trading. These futures commission merchants are not allowed to commingle USHO’s assets with its other assets. In addition, the CFTC requires commodity brokers to hold in a secure account the USHO assets related to foreign Futures Contracts trading.

As of June 30, 2008, USHO had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $18,675,889. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of June 30, 2008, USHO has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USHO. While USHO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USHO’s financial position.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, USHO requires liquidity to redeem units, which redemptions must be in blocks of 100,000 units called Redemption Baskets. USHO has to date satisfied this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of units being redeemed.

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

In addition to the General Partner’s management fee, USHO pays its brokerage fees (including fees to a futures commission merchant), over-the-counter dealer spreads, any licensing fees for the use of intellectual property, registration and, subsequent to the initial offering, the fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of units, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of USHO’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to a futures commission merchant are on a contract-by-contract, or round turn, basis.  USHO also pays a portion of the fees and expenses of the independent directors of the General Partner.  See Note 3 to the Notes to Condensed Financial Statements (Unaudited).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives (Including Spreads and Straddles)

In the future, USHO may purchase over-the-counter contracts. Unlike most of the exchange-traded Futures Contracts or exchange-traded options on such futures, each party to an over-the-counter contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

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

To protect itself from the credit risk that arises in connection with such contracts, USHO may enter into agreements with each counterparty that provide for the netting of its overall exposure to such counterparty, such as the agreements published by the International Swaps and Derivatives Association, Inc. USHO also may require that the counterparty be highly rated and/or provide collateral or other credit support to address USHO’s exposure to the counterparty. In addition, it is also possible for USHO and its counterparty to agree to clear their agreement through an established futures clearing house such as those connected to the NYMEX or the ICE Futures. In that event, USHO would no longer have credit risk of its original counterparty, as the clearinghouse would now be USHO’s counterparty. USHO would still retain any price risk associated with its transaction.

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

During the period from April 9, 2008 to June 30, 2008, USHO did not employ any hedging methods since all of its investments were made over an exchange. Therefore, USHO was not exposed to counterparty risk.

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

Item 6. Exhibits.

Listed below are the exhibits which are filed or furnished as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith
**  Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United States Heating Oil Fund, LP (Registrant)
By:	United States Commodity Funds LLC, its general partner
(formerly known as Victoria Bay Asset Management, LLC)

By:	/s/ Nicholas D. Gerber
Nicholas D. Gerber
Chief Executive Officer

Date: August 13, 2008

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer

Date: August 13, 2008