Form 10-Q
period 2008-09-30
United States Heating Oil Fund, LP
filed 2008-11-14
CIK 1396877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34016

United States Heating Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-8837345
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No

UNITED STATES HEATING OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Index to Condensed Financial Statements

Page
Documents
Condensed Statements of Financial Condition at September 30, 2008 (Unaudited) and December 31, 2007	2

Condensed Schedule of Investments (Unaudited) at September 30, 2008	3

Condensed Statements of Operations (Unaudited) for the three months ended September 30, 2008 and the period from April 9, 2008 (commencement of operations) to September 30, 2008	4

Condensed Statement of Changes in Partners’ Capital (Unaudited) for the period from April 9, 2008 (commencement of operations) to September 30, 2008	5

Condensed Statements of Cash Flows (Unaudited) for the period from April 9, 2008 (commencement of operations) to September 30, 2008 and the period from April 13, 2007 (inception) through December 31, 2007.	6

Notes to Condensed Financial Statements for the period from April 9, 2008 (commencement of operations) to September 30, 2008 (Unaudited)	7

United States Heating Oil Fund, LP
Condensed Statements of Financial Condition
At September 30, 2008 (Unaudited) and December 31, 2007

	September 30, 2008	December 31, 2007
Assets
Cash and cash equivalents	$7,773,773	$1,000
Equity in UBS Securities LLC trading accounts:
Cash	894,386	-
Unrealized gain on open commodity futures contracts	504,118	-
Interest receivable	12,667	-
Receivable from general partner	190,237	-

Total assets	$9,375,181	$1,000

Liabilities and Partners' Capital
General Partner management fees (Note 3)	$4,958	$-
Brokerage commissions payable	485	-
Other liabilities	206,551	-

Total liabilities	211,994	-

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	20
Limited Partners	9,163,187	980
Total Partners' Capital	9,163,187	1,000

Total liabilities and partners' capital	$9,375,181	$1,000

Limited Partners' units outstanding	200,000
Net asset value per unit	$45.82
Market value per unit	$46.07

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At September 30, 2008

Open Futures Contracts

	Number of Contracts	Gain on Open Commodity Contracts	% of Partners' Capital
United States Contracts
Heating Oil Futures contracts, expire November 2008	75	$504,118	5.50

Cash Equivalents	Cost	Market Value

United States - Money Market Funds
Goldman Sachs Financial Square Funds - Government Fund	$4,069,845	$4,069,845	44.42
Goldman Sachs Financial Square Funds - Treasury Instruments Fund	2,003,172	2,003,172	21.86
	$6,073,017	$6,073,017	66.28

Cash		1,700,756	18.56
Total Cash and Cash Equivalents		7,773,773	84.84

Cash on deposit with broker		894,386	9.76
Liabilities, less receivables		(9,090)	(0.10)
Total Partners' Capital		$9,163,187	100.00

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP
Condensed Statements of Operations (Unaudited)
For the three months ended September 30, 2008 and the period from April 9, 2008
(commencement of operations) to September 30, 2008

		Period from
	Three months ended	April 9, 2008 to
	September 30, 2008	September 30, 2008
Income
Gains (losses) on trading of commodity futures contracts:
Realized losses on closed positions	$(5,160,725)	$(1,815,446)
Change in unrealized gains on open positions	247,645	504,118
Interest income	70,272	136,595
Other income	1,000	3,000

Total loss	(4,841,808)	(1,171,733)

Expenses
General Partner management fees (Note 3)	22,202	44,904
Brokerage commissions	2,423	5,914
Other expenses	108,756	208,567

Total expenses	133,381	259,385

K-1 tax expense waiver	(75,565)	(144,900)
Audit fees waiver	(23,972)	(45,337)

Net expenses	33,844	69,148

Net loss	$(4,875,652)	$(1,240,881)
Net loss per limited partnership unit	$(17.31)	$(4.18)
Net loss per weighted average limited partnership unit	$(18.01)	$(4.47)
Weighted average limited partnership units outstanding	270,652	277,714

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP
Condensed Statement of Changes in Partners' Capital (Unaudited)
For the period from April 9, 2008 (commencement of operations) to September 30, 2008

	General Partner	Limited Partners	Total

Balances, at April 9, 2008	$20	$980	$1,000
Addition of 300,000 partnership units	-	15,303,202	15,303,202
Redemption of 100,000 partnership units	(20)	(4,900,114)	(4,900,134)
Net loss	-	(1,240,881)	(1,240,881)

Balances, at September 30, 2008	$-	$9,163,187	$9,163,187

Net Asset Value Per Unit
At April 9, 2008 (commencement of operations)	$50.00
At September 30, 2008	$45.82

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the period from April 9, 2008 (commencement of operations) to September 30, 2008 and the period from April 13, 2007 (inception) to September 30, 2007

	Period from	Period from
	April 9, 2008 to	April 13, 2007 to
	September 30, 2008	September 30, 2007
Cash Flows from Operating Activities:
Net loss	$(1,240,881)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in commodity futures trading account - cash	(894,386)	-
Unrealized gains on futures contracts	(504,118)	-
Increase in interest receivable and other assets	(202,904)	-
Increase in management fees payable	4,958	-
Increase in commissions payable	485	-
Increase in other liabilities	206,551	-
Net cash used in operating activities	(2,630,295)	-

Cash Flows from Financing Activities:
Subscription of partnership units	15,303,202	1,000
Redemption of partnership units	(4,900,134)	-

Net cash provided by financing activities	10,403,068	1,000

Net Increase in Cash and Cash Equivalents	7,772,773	1,000

Cash and Cash Equivalents, beginning of period	1,000	-
Cash and Cash Equivalents, end of period	$7,773,773	$1,000

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP
Notes to Condensed Financial Statements
For the period from April 9, 2008 (commencement of operations) to September 30, 2008 (Unaudited)

 NOTE 1 - ORGANIZATION AND BUSINESS

The United States Heating Oil Fund, LP (“USHO”) was organized as a limited partnership under the laws of the state of Delaware on April 13, 2007. USHO is a commodity pool that issues units that may be purchased and sold on the American Stock Exchange (the “AMEX”). USHO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of March 7, 2008 (the “LP Agreement”). The investment objective of USHO is for the changes in percentage terms of its net asset value to reflect the changes in percentage terms of the price of heating oil (also known as No. 2 fuel oil) for delivery to the New York harbor as measured by the changes in the price of the futures contract on heating oil as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USHO’s expenses. USHO accomplishes its objective through investments in futures contracts for heating oil, crude oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other heating oil-related investments such as cash-settled options on Futures Contracts, forward contracts for heating oil and over-the-counter transactions that are based on the price of heating oil, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Heating Oil-Related Investments”). As of September 30, 2008, USHO held 75 Futures Contracts traded on the NYMEX.

USHO commenced investment operations on April 9, 2008 and has a fiscal year ending on December 31. United States Commodity Funds LLC (formerly known as Victoria Bay Asset Management, LLC) (the “General Partner”) is responsible for the management of USHO. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator with the Commodity Futures Trading Commission effective December 1, 2005. The General Partner is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”) and the United States Gasoline Fund, LP (“USG”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UGA” on February 26, 2008, respectively.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America. The financial information included herein is unaudited, however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the condensed financial statements for the interim period.

USHO issues limited partnership interests (“units”) to certain authorized purchasers (“Authorized Purchasers”) by offering baskets consisting of 100,000 units (“Creation Baskets”) through ALPS Distributors, Inc. (the “Marketing Agent”). The purchase price for a Creation Basket is based upon the net asset value of a unit determined as of the earlier of the close of the New York Stock Exchange (the “NYSE”) or 4:00 p.m. New York time on the day the order to create the basket is properly received. In addition, Authorized Purchasers pay USHO a $1,000 fee for each order to create one or more Creation Baskets. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the net asset value of USHO but rather at market prices quoted on such exchange.

In April 2008, USHO initially registered 10,000,000 units on Form S-1 with the SEC. On April 9, 2008, USHO listed its units on the AMEX under the ticker symbol “UHN”. On that day, USHO established its initial net asset value by setting the price at $50.00 per unit and issued 200,000 units in exchange for $10,001,000. USHO also commenced investment operations on April 9, 2008 by purchasing Futures Contracts traded on the NYMEX based on heating oil. As of September 30, 2008, USHO had registered a total of 10,000,000 units.

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

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

USHO is not subject to federal income taxes; each partner reports its allocable share of income, gain, loss deductions or credits on its own income tax return.

Creations and Redemptions

Authorized Purchasers may purchase units (“Creation Baskets”) or redeem units (“Redemption Baskets”) only in blocks of 100,000 units equal to the net asset value of the units determined as of the earlier of the close of the NYSE or 4:00 p.m. New York time on the day the order is placed.

USHO records units sold or redeemed one business day after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in USHO’s condensed statement of financial condition as receivable for units sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for units redeemed.

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at September 30, 2008.

Offering Costs

Offering costs incurred in connection with the registration of additional units after the initial registration of units are borne by USHO. These costs include registration fees paid to regulatory agencies and all legal, accounting, printing and other expenses associated therewith. These costs will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted.

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

Ongoing Registration Fees and Other Offering Expenses

USHO pays all costs and expenses associated with the ongoing registration of units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the period from April 9, 2008 to September 30, 2008, USHO did not incur registration fees or other offering expenses.

Directors’ Fees

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

Licensing Fees

As discussed in Note 4, USHO entered into a licensing agreement with the NYMEX on May 30, 2007. The agreement has an effective date of April 10, 2006. Pursuant to the agreement, USHO and the affiliated funds managed by the General Partner pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. During the period from April 9, 2008 to September 30, 2008, USHO incurred $2,366 under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USHO’s tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees which were borne by the General Partner, are paid by USHO.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, USHO pays all brokerage fees, taxes and other expenses in connection with the operation of USHO, excluding costs and expenses paid by the General Partner as outlined in Note 4. In addition, the General Partner, though under no obligation to do so, has agreed to pay certain expenses normally borne by USHO to the extent that such expenses exceed 0.15% (15 basis points) of its NAV, on an annualized basis, until December 31, 2008. The General Partner has no obligation to continue such payment into subsequent years. These costs are estimated to be $99,730 for the year ending December 31, 2008. For the period from April 9, 2008 to September 30, 2008, management’s estimated portion of these expenses would be $84,992 under this arrangement.

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

The above fee does not include the following expenses, which are also borne by the General Partner: the cost of placing advertisements in various periodicals; web construction and development; or the printing and production of various marketing materials.

USHO is also party to a custodian agreement, dated March 13, 2008, with Brown Brothers Harriman & Co. (“BBH&Co.”), whereby BBH&Co. holds investments on behalf of USHO. The General Partner pays the fees of the custodian, which are determined by the parties from time to time. In addition, USHO is party to an administrative agency agreement, dated February 7, 2008, with the General Partner and BBH&Co., whereby BBH&Co. acts as the administrative agent, transfer agent and registrar for USHO. The General Partner also pays the fees of BBH&Co. for its services under this agreement and such fees are determined by the parties from time to time.

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

USHO’s cash and other property, such as U.S. Treasuries, deposited with a futures commission merchant are considered commingled with all other customer funds subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a futures commission merchant could result in the complete loss of USHO’s assets posted with that futures commission merchant; however, the vast majority of USHO’s assets are held in Treasuries, cash and/or cash equivalents with USHO’s custodian and would not be impacted by the insolvency of a futures commission merchant. Also, the failure or insolvency of USHO’s custodian could result in a substantial loss of USHO’s assets.

USHO invests its cash in money market funds that seek to maintain a stable net asset value. USHO is exposed to any risk of loss associated with an investment in these money market funds. As of September 30, 2008, USHO had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $8,668,159. This amount is subject to loss should these institutions cease operations.

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

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the period from April 9, 2008 to September 30, 2008 for the limited partners. This information has been derived from information presented in the condensed financial statements.

For the period from
April 9, 2008
(commencement of operations)
to September 30, 2008
(Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$50.00
Total loss	(3.93)
Net expenses	(0.25)
Net decrease in net asset value	(4.18)
Net asset value, end of period	$45.82

Total Return	(8.36)%

Ratios to Average Net Assets
Total loss	(7.49)%
Expenses excluding management fees*	(0.32)%
Management fees*	(0.60)%
Net loss	(7.93)%

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

The following table summarizes the valuation of USHO’s securities at September 30, 2008 using the fair value hierarchy:

At September 30, 2008	Total	Level I	Level II	Level III

Investments	$6,073,017	$6,073,017	$-	$-
Derivative assets	504,118	504,118	-	-

NOTE 8 – SUBSEQUENT EVENTS

On September 18, 2008, USHO announced that it would transfer the listing of its limited partnership units that are listed on the AMEX to the NYSE Arca, Inc. in connection with NYSE Euronext’s acquisition of the AMEX. USHO expects that the listing transfer will occur sometime during the fourth quarter of 2008.

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

Introduction

USHO, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the American Stock Exchange (the “AMEX”). On September 18, 2008, USHO announced that it would transfer the listing of its limited partnership units that are listed on the AMEX to the NYSE Arca, Inc. in connection with NYSE Euronext’s acquisition of the AMEX. USHO expects that the listing transfer will occur sometime during the fourth quarter of 2008. The investment objective of USHO is for changes in percentage terms of its units’ net asset value (“NAV”) on a daily basis to reflect the changes in percentage terms in the price of heating oil, also known as No. 2 fuel oil, for delivery to the New York harbor, also on a daily basis, as measured by the changes in the price of the futures contract on heating oil as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USHO’s expenses.

USHO seeks to achieve its investment objective by investing in a combination of heating oil futures contracts and other heating oil-related investments such that changes in its NAV, measured in percentage terms, will closely track the changes in the price of a specified heating oil futures contract (the “Benchmark Futures Contract”), also measured in percentage terms. USHO’s general partner believes the Benchmark Futures Contract historically has exhibited a close correlation with the spot price of heating oil. It is not the intent of USHO to be operated in a fashion such that the NAV will equal, in dollar terms, the spot price of heating oil or any particular futures contract based on heating oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed heating oil futures contracts.

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

Valuation of Futures Contracts and the Computation of the NAV

The NAV of USHO units is calculated once each trading day as of the earlier of the close of the New York Stock Exchange (the “NYSE”) or  4:00 p.m. New York time. The NAV for a particular trading day is released after 4:15 p.m. New York time. Trading on the NYSE typically closes at 4:00 p.m. New York time. USHO uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other USHO investments, including ICE Futures contracts or other futures contracts, as of the earlier of the close of the NYSE or 4:00 p.m. New York time.

Management’s Discussion of Results of Operations and the Heating Oil Market

Results of Operations. On April 9, 2008, USHO listed its units on the AMEX under the ticker symbol “UHN.” On that day, USHO established its initial offering price at $50.00 per unit and issued 200,000 units to the initial authorized purchaser Merrill Lynch, in exchange for $10,001,000 in cash. As of September 30, 2008, USHO had issued 300,000 units, 200,000 of which were outstanding. As of September 30, 2008, there were 9,700,000 units registered but not yet issued.

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

As of September 30, 2008, the total unrealized gain on heating oil Futures Contracts owned or held on that day was $504,118 and USHO established cash deposits, including cash investments in money market funds, that were equal to $8,668,159. The majority of cash assets were held in overnight deposits at USHO’s custodian bank, while 10.32% of the cash balance was held with the futures commission merchant as margin deposits for the Futures Contracts purchased. The ending per unit NAV on September 30, 2008 was $45.82.

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

During the period from April 9, 2008 to September 30, 2008, the daily average total net assets of USHO were $15,652,343. During the period from April 9, 2008 to September 30, 2008, the management fee paid by USHO amounted to $44,904, and was accrued daily. Management fees as a percentage of average net assets averaged 0.60% over the course of this period.

USHO pays for all brokerage fees, taxes and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. For the period from April 9, 2008 to September 30, 2008, USHO did not incur any ongoing registration fees or other offering expenses. In addition, the General Partner, though under no obligation to do so, has agreed to pay certain costs for tax reporting and audit expenses normally borne by USHO to the extent that such expenses exceed 0.15% (15 basis points) of its NAV, on an annualized basis, until December 31, 2008. The General Partner has no obligation to continue such payment into subsequent years. USHO is responsible for paying the fees and expenses, including directors’ and officers’ liability insurance, of the independent directors of the General Partner who are also audit committee members. USHO shares these fees with USOF, USNG, US12OF and USG based on the relative assets of each fund computed on a daily basis. These fees for calendar year 2008 are estimated to be a total of $286,000 for all five funds.

USHO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Heating Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the period from April 9, 2008 to September 30, 2008, total commissions paid to brokers amounted to $5,914. Prior to the initial offering of its units, USHO had estimated that its annual level of such commissions was expected to be 0.09% of total net assets. As an annualized percentage of average net assets, the figure for the period from April 9, 2008 to September 30, 2008 represented approximately 0.08% of average net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

Interest Income. USHO seeks to invest its assets such that it holds Futures Contracts and Other Heating Oil-Related Investments in an amount equal to the total net assets of the portfolio. Typically, such investments do not require USHO to pay the full amount of the contract value at the time of purchase, but rather require USHO to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USHO retains an amount that is approximately equal to its total net assets, which USHO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash held with USHO’s custodian bank. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the period from April 9, 2008 to September 30, 2008, USHO earned $136,595 in interest income on such cash holdings. Based on USHO’s average daily total net assets during this time period, this is equivalent to an annualized yield of 1.82%.

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

For the 30 valuation days ended September 30, 2008, the simple average daily change in the Benchmark Futures Contract was (0.217)%, while the simple average daily change in the NAV of USHO over the same time period was (0.215)%. The average daily difference was 0.001 (or 0.1 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was 0.221%, meaning that over this time period USHO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the offering of USHO units to the public on April 9, 2008 to September 30, 2008, the simple average daily change in the Benchmark Futures Contract was (0.045)%, while the simple average daily change in the NAV of USHO over the same time period was (0.042)%. The average daily difference was 0.003% (or 0.3 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was 0.468%, meaning that over this time period USHO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the period from April 9, 2008 to September 30, 2008, the actual total return of USHO as measured by changes in its NAV was (8.36)%. This is based on an initial NAV of $50.00 on April 9, 2008 and an ending NAV as of September 30, 2008 of $45.82. During this time period, USHO made no distributions to its unitholders. However, if USHO’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, USHO would have ended the third quarter of 2008 with an estimated NAV of $45.63, for a total return over the relevant time period of (8.74)%. The difference between the actual NAV total return of USHO of (8.36)% and the expected total return based on the Benchmark Futures Contract of (8.74)% was an error over the time period of 0.38%, which is to say that USHO’s actual total return exceeded the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that USHO collects on its cash and cash equivalent holdings. In addition, during the period from April 9, 2008 to September 30, 2008, USHO also collected fees from brokerage firms creating or redeeming baskets of units. This income also contributed to USHO’s actual return exceeding the benchmark results. However, if the total assets of USHO continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return.

There are currently three factors that have impacted, during the latest period, or are most likely to impact, USHO’s ability to accurately track its Benchmark Futures Contract.

First, USHO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day in which USHO executes the trade. In that case, USHO may get a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily NAV of USHO to either be too high or too low relative to the changes in the daily benchmark. During the period from April 9, 2008 to September 30, 2008, management attempted to minimize the effect of these transactions by seeking to execute its purchases or sales of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USHO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USHO’s attempt to track its benchmark over time.

Second, USHO earns interest on its cash, cash equivalents and Treasury holdings. USHO is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the period from April 9, 2008 to September 30, 2008. Interest payments, and any other income, were retained within the portfolio and added to USHO’s NAV. When this income exceeds the level of USHO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), USHO will realize a net yield that will tend to cause daily changes in the NAV of USHO to track slightly higher than daily changes in the Benchmark Futures Contract. During the period from April 9, 2008 to September 30, 2008, USHO earned, on an annualized basis, approximately 1.82% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees and approximately 0.08% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.24% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately 0.90% and affected USHO’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. If short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error would become a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, USHO may hold Other Heating Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the benchmark could result in daily changes in the NAV of USHO that are either too high, or too low, relative to the daily changes in the benchmark. During the period from April 9, 2008 to September 30, 2008, USHO did not hold any Other Heating Oil-Related Investments. However, there can be no assurance that in future quarters USHO will not make use of such Other Heating Oil-Related Investments.

During the period from April 9, 2008 to September 30, 2008, the prices of front month Benchmark Futures Contracts fell from near the $3.1102 per gallon level to approximately the $2.8947 level. The prices of front month contracts were also lower than the prices of second month contracts during the early part of this time period, a condition in the futures markets referred to as “contango.” In the middle part of the time period, the prices of front month contracts were higher than the prices of the second month, a condition in the futures market referred to as “backwardation.” The heating oil futures market finished the third quarter of 2008 in a contango market. The relationship between the prices of different months of the same futures contracts, the “term structure of futures prices,” can have a major impact on the total return of owning such futures contracts over time.

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

As an example, assume that the price of heating oil for immediate delivery (the “spot” price), was $2.00 per gallon, and the value of a position in the near month futures contract was also $2.00. Over time, the price of a gallon of heating oil will fluctuate based on a number of market factors, including demand for heating oil relative to its supply. The value of the near month contract will likewise fluctuate in reaction to a number of market factors. If investors seek to maintain their position in a near month contract and not take delivery of the heating oil, every month they must sell their current near month contract as it approaches expiration and invest in the next month contract.

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

Heating Oil Market. During the period of approximately six months starting from the commencement of operations, April 9, 2008, and ended September 30, 2008, the price of heating oil in the United States, as measured by changes in the price of the futures contract traded on the NYMEX that was closest to expiration, fell 10.5% from approximately $3.23 a gallon to $2.89 a gallon. However, during the quarter ended September 30, 2008, prices fluctuated and reached a high of $4.10 a gallon and a low of $2.71 a gallon (investors are cautioned that these represent prices for heating oil on a wholesale basis and should not be directly compared to retail prices).

During the period of approximately six months starting from the commencement of operations, April 9, 2008, and ended September 30, 2008, the price of crude oil, the raw material from which heating oil is refined, fell 8.6% from approximately $110.19 to $100.64. The price of crude oil was influenced by several factors, including ongoing strong demand for crude oil globally, modest increases in the production levels of crude oil, a weakening U.S. dollar which tends to make crude oil more expensive in U.S. dollar terms, and continuing political uncertainty in certain key oil producing countries. Crude oil peaked in price in mid-July of 2008, having reached a price of over $145.00 a barrel. However, sharply declining U.S. demand for crude oil as well as a slow-down in demand outside of the U.S. contributed to a very large drop in the price of crude oil.

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

Heating Oil Price Movements in Comparison to other Energy Commodities and Investment Categories. The General Partner believes that investors frequently measure the degree to which prices or total returns of one investment or asset class move up or down in value in concert with another investment or asset class. Statistically, such a measure is usually done by measuring the correlation of the price movements of the two different investments or asset classes over some period of time. The correlation is scaled between 1 and -1, where 1 indicates that the two investment options move up or down in price or value together, known as “positive correlation,” and -1 indicating that they move in completely opposite directions, known as “negative correlation.” A correlation of 0 would mean that the movements of the two are neither positively or negatively correlated, known as “non-correlation.” That is, the investment options sometimes move up and down together and other times move in opposite directions.

For the ten year time period between 1997 and 2007, the chart below compares the monthly movements of heating oil versus the monthly movements of several other energy commodities, natural gas, crude oil, and unleaded gasoline, as well as several major non-commodity investment asset classes such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of heating oil on a monthly basis was NOT strongly correlated, positively or negatively, with the movements of large cap U.S. equities, U.S. government bonds or global equities. However, movements in heating oil had a strong positive correlation to movements in crude oil and unleaded gasoline. Finally, heating oil had a positive, but weaker, correlation with natural gas.

10 Year Correlation Matrix 1997-2007	Large Cap U.S. Equities (S&P 500)	U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Natural Gas	Crude Oil	Heating Oil
Large Cap U.S. Equities (S&P 500)	1	-0.237	0.949	-0.087	-0.008	-0.037	-0.065
US Govt. Bonds (EFFAS U.S. Government Bond Index)		1	-0.259	-0.175	0.197	0.033	0.065
Global Equities (FTSE World Index)			1	0.124	0.029	0.040	-0.003
Unleaded Gasoline				1	0.267	0.634	0.663
Natural Gas					1	0.344	0.480
Crude Oil						1	0.802
Heating Oil							1
source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Investors are cautioned that the historical price relationships between heating oil and various other energy commodities, as well as other investment asset classes, as measured by correlation may not be reliable predictors of future price movements and correlation results. The results pictured above would have been different if a different range of dates had been selected. The General Partner believes that heating oil has historically not demonstrated a strong correlation with equities or bonds over long periods of time. However, the General Partner also believes that in the future it is possible that heating oil could have long term correlation results that indicate prices of heating oil more closely track the movements of equities or bonds. In addition, the General Partner believes that, when measured over time periods shorter than ten years, there will always be some periods where the correlation of heating oil to equities and bonds will be either more strongly positively correlated or more strongly negatively correlated than the long term historical results suggest.

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the nine months ended September 30, 2008, heating oil continued to have a strong positive correlation with crude oil and unleaded gasoline. During this period it also had a stronger correlation with the movements of natural gas than it had displayed over the prior ten year period. Notably, the correlation between heating oil and both large cap U.S. equities and global equities, which had been essentially non-correlated over the prior ten years, displayed results that indicated that they had a weak but positive correlation over this shorter time period, particularly due to the recent downturn in the U.S. economy. Finally, the results showed that crude oil and U.S. government bonds, which had essentially been non-correlated for the prior ten year period, were weakly negatively correlated over this more recent time period.

Correlation Matrix 2008 YTD (9 months)	Large Cap U.S. Equities (S&P 500)	U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Natural Gas	Crude Oil	Heating Oil
Large Cap U.S. Equities (S&P 500)	1	-0.641	0.920	0.565	-0.152	0.289	0.214
US Govt. Bonds (EFFAS U.S. Government Bond Index)		1	-0.682	-0.581	-0.045	-0.507	-0.414
Global Equities (FTSE World Index)			1	0.760	0.108	0.575	0.496
Unleaded Gasoline				1	0.650	0.923	0.900
Natural Gas					1	0.771	0.805
Crude Oil						1	0.914
Heating Oil							1
source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

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

USHO currently generates cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on Treasuries, cash and/or cash equivalents. USHO has allocated substantially all of its net assets to trading in Heating Oil Interests. USHO invests in Heating Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Heating Oil-Related Investments. A significant portion of the NAV is held in cash and cash equivalents that are used as margin and as collateral for USHO’s trading in Heating Oil Interests. The percentage that Treasuries will bear to the total net assets will vary from period to period as the market values of the Heating Oil Interests change. The balance of the net assets is held in USHO’s Futures Contracts and Other Heating Oil-Related Investments trading account. Interest earned on USHO’s interest-bearing funds is paid to USHO.

USHO’s investment in Heating Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in Futures Contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a Futures Contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USHO from promptly liquidating its positions in Futures Contracts. During the period from April 9, 2008 to September 30, 2008, USHO was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USHO cannot predict whether such an event may occur in the future.

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

As of September 30, 2008, USHO had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $8,668,159. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of September 30, 2008, USHO has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USHO. While USHO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USHO’s financial position.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, USHO requires liquidity to redeem units, which redemptions must be in blocks of 100,000 units called “Redemption Baskets”. USHO has to date satisfied this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of units being redeemed.

Contractual Obligations

USHO’s primary contractual obligations are with the General Partner. In return for its services, the General Partner is entitled to a management fee calculated as a fixed percentage of USHO’s NAV, currently 0.60% of USHO’s NAV for its average net assets.

The General Partner agreed to pay the start-up costs associated with the formation of USHO, primarily its legal, accounting and other costs in connection with the General Partner’s registration with the CFTC as a CPO and the registration and listing of USHO and its units with the SEC, FINRA and the AMEX, respectively. However, offering costs incurred in connection with registering and listing additional units of USHO are directly borne on an ongoing basis by USHO, and not by the General Partner.

The General Partner pays the fees of USHO’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including in connection with the preparation of USHO’s condensed financial statements and its SEC and CFTC reports. The General Partner and USHO have also entered into a licensing agreement with the NYMEX pursuant to which USHO and the affiliated funds managed by the General Partner pay a licensing fee to the NYMEX. The General Partner also pays any fees for implementation of services and base service fees charged by the accounting firm responsible for preparing USHO’s tax reporting forms; however, USHO pays the fees and expenses associated with its tax accounting and reporting requirements. In addition, the General Partner, though under no obligation to do so, has agreed to pay certain costs for tax reporting and audit expenses normally borne by USHO to the extent that such expenses exceed 0.15% (15 basis points) of its NAV, on an annualized basis, until December 31, 2008. The General Partner has no obligation to continue such payment into subsequent years.

In addition to the General Partner’s management fee, USHO pays its brokerage fees (including fees to a futures commission merchant), over-the-counter dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of units, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of USHO’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to a futures commission merchant are on a contract-by-contract, or round turn, basis.  USHO also pays a portion of the fees and expenses of the independent directors of the General Partner.  See Note 3 to the Notes to Condensed Financial Statements (Unaudited).

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

The creditworthiness of each potential counterparty is assessed by the General Partner. The General Partner assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an over-the-counter contract pursuant to guidelines approved by the General Partner’s board of directors. Furthermore, the General Partner on behalf of USHO only enters into over-the-counter contracts with (a) members of the Federal Reserve System or foreign banks with branches regulated by the Federal Reserve Board; (b) primary dealers in U.S. government securities; (c) broker-dealers; (d) commodity futures merchants; or (e) affiliates of the foregoing. Existing counterparties are also reviewed periodically by the General Partner.

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

During the period from April 9, 2008 to September 30, 2008, USHO did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, USHO was not exposed to counterparty risk.

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

United States Heating Oil Fund, LP (Registrant)
By:	United States Commodity Funds LLC, its general partner (formerly known as Victoria Bay Asset Management, LLC)

By:	/s/ Nicholas D. Gerber
Nicholas D. Gerber
Chief Executive Officer

Date: November 14, 2008

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer

Date:  November 14, 2008