Form 10-Q
period 2009-03-31
United States Heating Oil Fund, LP
filed 2009-05-15
CIK 1396877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34016
 United States Heating Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-8837345
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes    ☐ No

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

☐ Yes    ☒ No

UNITED STATES HEATING OIL FUND, LP
Table of Contents

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Index to Condensed Financial Statements

United States Heating Oil Fund, LP
Condensed Statements of Financial Condition
At March 31, 2009 (Unaudited) and December 31, 2008

	March 31, 2009	December 31, 2008
Assets
Cash and cash equivalents	$5,047,424	$2,930,413
Equity in UBS Securities LLC trading accounts:
Cash	1,055,908	1,541,092
Unrealized gain (loss) on open commodity futures contracts	131,242	(69,250)
Receivable from general partner	23,213	87,698
Interest receivable	957	1,125
Other assets	135	-

Total assets	$6,258,879	$4,491,078

Liabilities and Partners' Capital
General Partner management fees (Note 3)	$2,056	$1,578
Brokerage commission fees payable	345	245
Other liabilities	25,053	101,357

Total liabilities	27,454	103,180

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	6,231,425	4,387,898
Total Partners' Capital	6,231,425	4,387,898

Total liabilities and partners' capital	$6,258,879	$4,491,078

Limited Partners' units outstanding	300,000	200,000
Net asset value per unit	$20.77	$21.94
Market value per unit	$20.61	$21.59

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At March 31, 2009

Open Futures Contracts
		Gain on
	Number of	Open Commodity	% of Partners'
	Contracts	Contracts	Capital
United States Contracts
Heating Oil Futures contracts, expire May 2009	108	$131,242	2.11

Cash Equivalents
	Cost	Market Value
United States - Money Market Fund
Goldman Sachs Financial Square Funds - Government Fund	$2,290,227	2,290,227	36.75

Cash		2,757,197	44.25
Total Cash and Cash Equivalents		5,047,424	81.00

Cash on deposit with broker		1,055,908	16.94
Liabilities, less other assets and receivables		(3,149)	(0.05)
Total Partners' Capital		$6,231,425	100.00

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP
Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2009 and 2008

	Three months ended	Three months ended
	March 31, 2009	March 31, 2008
Income
Gains (losses) on trading of commodity futures contracts:
Realized losses on closed positions	$(538,549)	$-
Change in unrealized gains on open positions	200,491	-
Interest income	3,560	-
Other income	1,000	-

Total loss	(333,498)	-

Expenses
General Partner management fees (Note 3)	6,148	-
Brokerage commissions	1,735	-
Other expenses	25,095	-

Total expenses	32,978	-

Expense waiver	(23,213)	-

Net expenses	9,765	-

Net loss	$(343,263)	$-
Net loss per limited partnership unit	$(1.17)	$-
Net loss per weighted average limited partnership unit	$(1.70)	$-
Weighted average limited partnership units outstanding	202,222	-

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP
Condensed Statement of Changes in Partners' Capital (Unaudited)
For the three months ended March 31, 2009

	General Partner	Limited Partners	Total

Balances, at December 31, 2008	$-	$4,387,898	$4,387,898
Addition of 100,000 partnership units	-	2,186,790	2,186,790
Net loss	-	(343,263)	(343,263)

Balances, at March 31, 2009	$-	$6,231,425	$6,231,425

Net Asset Value Per Unit
At December 31, 2008	$21.94
At March 31, 2009	$20.77

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2009 and 2008

	Three months ended	Three months ended
	March 31, 2009	March 31, 2008
Cash Flows from Operating Activities:
Net loss	$(343,263)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in commodity futures trading account - cash	485,184	-
Unrealized gains on futures contracts	(200,492)	-
Decrease in receivable from general partner	64,485	-
Decrease in interest receivable and other assets	33	-
Increase in management fees payable	478	-
Increase in commission fees payable	100	-
Increase in other liabilities	(76,304)	-
Net cash used in operating activities	(69,779)	-

Cash Flows from Financing Activities:
Subscription of partnership units	2,186,790	-

Net cash provided by financing activities	2,186,790	-

Net Increase in Cash and Cash Equivalents	2,117,011	-

Cash and Cash Equivalents, beginning of period	2,930,413	1,000
Cash and Cash Equivalents, end of period	$5,047,424	$1,000

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP
Notes to Condensed Financial Statements
For the three months ended March 31, 2009 (Unaudited)

 NOTE 1 - ORGANIZATION AND BUSINESS

The United States Heating Oil Fund, LP (“USHO”) was organized as a limited partnership under the laws of the state of Delaware on April 13, 2007.  USHO is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USHO’s units traded on the American Stock Exchange (the “AMEX”). USHO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of March 7, 2008 (the “LP Agreement”). The investment objective of USHO is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the spot price of heating oil (also known as No. 2 fuel oil) for delivery to the New York harbor as measured by the changes in the price of the futures contract on heating oil as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USHO’s expenses. USHO accomplishes its objective through investments in futures contracts for heating oil, crude oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other heating oil-related investments such as cash-settled options on Futures Contracts, forward contracts for heating oil and over-the-counter transactions that are based on the price of heating oil, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Heating Oil-Related Investments”).  As of March 31, 2009, USHO held 108 Futures Contracts traded on the NYMEX.

USHO commenced investment operations on April 9, 2008 and has a fiscal year ending on December 31. United States Commodity Funds LLC (formerly known as Victoria Bay Asset Management, LLC) (the “General Partner”) is responsible for the management of USHO. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission effective December 1, 2005. The General Partner is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”) and the United States Gasoline Fund, LP (“UGA”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UGA” on February 26, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s and UGA’s units commenced trading on the NYSE Arca on November 25, 2008.

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

In addition, Authorized Purchasers pay USHO a $1,000 fee for each order to create one or more Creation Baskets or redeem one or more baskets consisting of 100,000 units (“Redemption Baskets”). Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the net asset value of USHO but rather at market prices quoted on such exchange.

In April 2008, USHO initially registered 10,000,000 units on Form S-1 with the SEC.  On April 9, 2008, USHO listed its units on the AMEX under the ticker symbol “UHN”. On that day, USHO established its initial net asset value by setting the price at $50.00 per unit and issued 200,000 units in exchange for $10,001,000. USHO also commenced investment operations on April 9, 2008 by purchasing Futures Contracts traded on the NYMEX based on heating oil.  As of March 31, 2009, USHO had registered a total of 10,000,000 units.

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

Additions and Redemptions

Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 100,000 units equal to the net asset value of the units determined as of 4:00 p.m. New York time on the day the order is placed.

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

Calculation of Net Asset Value

USHO's net asset value is calculated on each trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of units issued and outstanding. USHO uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

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

Ongoing Registration Fees and Other Offering Expenses

USHO pays all costs and expenses associated with the ongoing registration of units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three month periods ended March 31, 2009 and 2008, USHO incurred no registration fees and other offering expenses since the initial offering of units is still ongoing.

Directors’ Fees

USHO is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also audit committee members.  USHO shares these fees with USOF, USNG, US12OF and UGA based on the relative assets of each fund, computed on a daily basis. These fees for the calendar year 2009 are estimated to be a total of $477,000 for all funds.

Licensing Fees

As discussed in Note 4, USHO entered into a licensing agreement with the NYMEX on May 30, 2007. Pursuant to the agreement, USHO and the affiliated funds managed by the General Partner pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000.  During the three month period ended March 31, 2009, USHO incurred $257 under this arrangement; USHO did not incur fees for the three month period ended March 31, 2008 since USHO had not commenced operations yet.

Investor Tax Reporting Cost

The fees and expenses associated with USHO’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees which were borne by the General Partner, are paid by USHO.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, USHO pays all brokerage fees, taxes and other expenses in connection with the operation of USHO, excluding costs and expenses paid by the General Partner as outlined in Note 4. The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of USHO’s NAV, on an annualized basis, through at least June 30, 2009. The General Partner has no obligation to continue such payment into subsequent periods.

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

Currently, the General Partner pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to USHO and each of the affiliated funds managed by the General Partner, as well as a $20,000 annual fee for its transfer agency services. In addition, the General Partner pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of USHO’s, USOF’s, USNG’s, US12OF’s and UGA’s combined net assets, (b) 0.0465% for USHO’s, USOF’s, USNG’s, US12OF’s and UGA’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USHO’s, USOF’s, USNG’s, US12OF’s and UGA’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. The General Partner also pays transaction fees ranging from $7.00 to $30.00 per transaction.

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

USHO invests primarily in Futures Contracts traded on the NYMEX.  On May 30, 2007, USHO and the NYMEX entered into a licensing agreement whereby USHO was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. Under the licensing agreement, USHO and the affiliated funds managed by the General Partner pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3.

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

USHO may enter into futures contracts and options on futures contracts to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery.

The purchase and sale of futures contracts and options on futures contracts require margin deposits with a futures commission merchant. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a futures commission merchant to segregate all customer transactions and assets from the futures commission merchant’s proprietary activities.

Futures contracts involve, to varying degrees, elements of market risk (specifically commodity price risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure USHO has in the particular classes of instruments. Additional risks associated with the use of futures contracts are an imperfect correlation between movements in the price of the futures contracts and the market value of the underlying securities and the possibility of an illiquid market for a futures contract.

All of the futures contracts currently traded by USHO are exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, USHO must rely solely on the credit of its respective individual counterparties. However, in the future, if USHO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any. USHO also has credit risk since the sole counterparty to all domestic and foreign futures contracts is the exchange on which the relevant contracts are traded. In addition, USHO bears the risk of financial failure by the clearing broker.

Fair Value of Derivative Instruments

Asset Derivatives
	As of March 31, 2009			As of December 31, 2008
Derivatives not	Condensed			Condensed
Accounted	Statement of			Statement of
for as Hedging	Financial			Financial
Instruments under	Condition	Unrealized		Condition	Unrealized
Statement 133	Location	Appreciation		Location	Depreciation

Commodity Contracts	Assets	$131,242	*	Assets	$(69,250)

* Includes cumulative appreciation/(depreciation) of futures contracts as reported on the Condensed Schedule of Investments.

The Effect of Derivative Instruments on the Condensed Statements of Operations
for the three months ended March 31, 2009 and 2008

Derivatives not	Location of	Realized Gain or (Loss)	Change in Unrealized Appreciation or	Realized Gain or (Loss)	Change in Unrealized Appreciation or
Accounted	Gain or (Loss)	on Derivatives	(Depreciation)	on Derivatives	(Depreciation)
for as Hedging	on Derivatives	Recognized	Recognized	Recognized	Recognized
Instruments under	Recognized	in Income	in Income	in Income	in Income
Statement 133	in Income	2009	2009	2008	2008

Commodity Contracts	Realized gains (losses) on closed positions	$(538,549)	$-	$-	$-

	Change in unrealized gains (losses) on open positions	-	200,491	-	-

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

USHO invests its cash in money market funds that seek to maintain a stable net asset value. USHO is exposed to any risk of loss associated with an investment in these money market funds. As of March 31, 2009 and December 31, 2008, USHO had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $6,103,332 and $4,471,505, respectively. This amount is subject to loss should these institutions cease operations.

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

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, USHO adopted FAS 157 – Fair Value Measurements (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement.  The changes to current practice resulting from the application of FAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. FAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of USHO (observable inputs) and (2) USHO’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs).  The three levels defined by the FAS 157 hierarchy are as follows:

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

The following table summarizes the valuation of USHO’s securities at March 31, 2009 using the fair value hierarchy:

At March 31, 2009	Total	Level I	Level II	Level III

Investments	$2,290,227	$2,290,227	$-	$-
Other Financial Instruments	131,242	131,242	-	-

NOTE 7 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2009 and 2008 for the limited partners. This information has been derived from information presented in the condensed financial statements.  Since USHO did not commence operations until April 9, 2008, no per unit performance data for the three months ended March 31, 2008 has been included.

	For the three months ended	For the three months ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$21.94	$-
Total loss	(1.12)	-
Net expenses	(0.05)	-
Net decrease in net asset value	(1.17)	-
Net asset value, end of period	$20.77	$-

Total Return	(5.33)%	0.00%

Ratios to Average Net Assets
Total loss	(8.02)%	0.00%
Management fees*	0.60%	0.00%
Total expenses excluding management fees*	2.62%	0.00%
Expense waived*	(2.27)%	0.00%
Net expenses excluding management fees*	0.35%	0.00%
Net loss	(8.26)%	0.00%

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

Introduction

USHO, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of USHO is to have the changes in percentage terms of its units’ net asset value (“NAV”) reflect the changes in percentage terms of the spot price of heating oil, as measured by the changes in the price of the futures contract on heating oil for delivery to the New York harbor as traded on the New York Mercantile Exchange (the “Benchmark Futures Contract”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, the futures contract will be the next month contract to expire, less USHO’s expenses.

USHO seeks to achieve its investment objective by investing in a combination of heating oil futures contracts and other heating oil-related investments such that changes in its NAV, measured in percentage terms, will closely track the Benchmark Futures Contract, also measured in percentage terms. USHO’s general partner believes the Benchmark Futures Contract historically has exhibited a close correlation with the spot price of heating oil. It is not the intent of USHO to be operated in a fashion such that the NAV will equal, in dollar terms, the spot price of heating oil or any particular futures contract based on heating oil.  Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed heating oil futures contracts.

On any valuation day, the Benchmark Futures Contract is the near month futures contract for heating oil traded on the New York Mercantile Exchange (the “NYMEX”) unless the near month contract will expire within two weeks of the valuation day, in which case the Benchmark Futures Contract is the next month contract for heating oil traded on the NYMEX. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract.

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

Heating oil futures prices were volatile during the three months ended March 31, 2009. The price of the Benchmark Futures Contract started the period at the $1.4421 per gallon level. It rose sharply over the course of the period and hit a peak in January 2009 of approximately $1.6263 per gallon. The low of the period was in March 2009 when prices dropped to the $1.1331 per gallon level. The period ended with the Benchmark Futures Contract at $1.3679 per gallon, down approximately 5.1% over the period. Similarly, USHO’s NAV rose during the period from a starting level of $21.94 per unit to a high in January 2009 of $24.72 per unit. USHO’s NAV reached its low for the period in March 2009 at $17.40 per unit. The NAV on March 31, 2009 was $20.77, down approximately 5.3% over the period.

At the beginning of the first quarter of 2009, the heating oil futures market was in a state of contango, meaning that the price of the near month heating oil futures contract was typically lower than the price of the next month heating oil futures contract, or contracts further away from expiration. For much of the rest of the quarter, the heating oil futures market moved back and forth between a mild backwardation market and a mild contango market. A backwardation market is one in which the price of the near month heating oil futures contract is higher than the price of the next month heating oil futures contract, or contracts further away from expiration. At the end of the first quarter of 2009 the market moved into a much steeper contango market. For a discussion of the impact of backwardation and contango on total returns, see "Term Structure of Heating Oil Futures Prices and the Impact on Total Returns".

Valuation of Futures Contracts and the Computation of the NAV

The NAV of USHO units is calculated once each trading day as of the earlier of the close of the New York Stock Exchange (the “NYSE”) or  4:00 p.m. New York time. The NAV for a particular trading day is released after 4:15 p.m. New York time. Trading on the NYSE typically closes at 4:00 p.m. New York time. USHO uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other USHO investments, including ICE Futures contracts or other futures contracts, as of 4:00 p.m. New York time.

Results of Operations and the Heating Oil Market

Results of Operations. On April 9, 2008, USHO listed its units on the American Stock Exchange (the “AMEX”) under the ticker symbol “UHN.”  On that day, USHO established its initial offering price at $50.00 per unit and issued 200,000 units to the initial authorized purchaser Merrill Lynch, in exchange for $10,001,000 in cash.  As of March 31, 2009, USHO had issued 500,000 units, 300,000 of which were outstanding. As of March 31, 2009, there were 9,500,000 units registered but not yet issued.  As a result of the acquisition of the AMEX by NYSE Euronext, USHO’s units no longer trade on the AMEX and commenced trading on the NYSE Arca on November 25, 2008.

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

For the Three Months Ended March 31, 2009

As of March 31, 2009, the total unrealized gain on heating oil Futures Contracts owned or held on that day was $131,242 and USHO established cash deposits, including cash investments in money market funds that were equal to $6,103,332. The majority of cash assets were held in overnight deposits at USHO’s custodian bank, while 17.30% of the cash balance was held with the futures commission merchant as margin deposits for the Futures Contracts purchased.  The ending per unit NAV on March 31, 2009 was $20.77.

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

During the three month period ended March 31, 2009, the daily average total net assets of USHO were $4,155,889.  During the three month period ended March 31, 2009, the management fee paid by USHO amounted to $6,148, which was calculated at the 0.60% rate and accrued daily and was accrued daily.

In addition to the management fee, USHO pays for all brokerage fees, taxes and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees, taxes and expenses for the three months ended March 31, 2009 was $26,830. For the three month period ended March 31, 2009, USHO did not incur any fees and other expenses relating to the registration and offering of additional units. Expenses incurred in connection with organizing USHO and the costs of the initial offering of units were borne by the General Partner, and are not subject to reimbursement by USHO.

USHO is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also its audit committee members. USHO shares these fees with the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”) and the United States Gasoline Fund, LP (“UGA”) based on the relative assets of each fund computed on a daily basis. These fees for calendar year 2009 are estimated to be a total of $477,000 for all funds. By comparison, for the year ended December 31, 2008, these fees amounted to a total of $282,000 for all funds, and USHO’s portion of such fees was $1,422. Directors’ expenses are expected to increase in 2009 due to payment for directors’ and officers’ liability insurance and an increase in the compensation awarded to the independent directors. Effective as of March 3, 2009, the General Partner has obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ insurance coverage.

USHO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Heating Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the three month period ended March 31, 2009, total commissions paid to brokers amounted to $1,735. As an annualized percentage of average net assets, the figure for the three month period ended March 31, 2009 represents approximately 0.17% of average net assets. No commissions were paid to brokers during the three month period ended March 31, 2008 because USHO had not yet commenced operations.  However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

Interest Income. USHO seeks to invest its assets such that it holds Futures Contracts and Other Heating Oil-Related Investments in an amount equal to the total net assets of the portfolio. Typically, such investments do not require USHO to pay the full amount of the contract value at the time of purchase, but rather require USHO to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USHO retains an amount that is approximately equal to its total net assets, which USHO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USHO’s custodian bank. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the three month period ended March 31, 2009, USHO earned $3,560 in interest income on such cash holdings. Based on USHO’s average daily total net assets, this is equivalent to an annualized yield of 0.35%. USHO did not purchase Treasuries during the three month period ended March 31, 2009 and held all of its funds in cash and/or cash equivalents during this time period.

Tracking USHO’s Benchmark. USHO seeks to manage its portfolio such that changes in its average daily NAV, on a percentage basis, closely track changes in the average daily price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USHO seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in the NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the Benchmark Futures Contract for a particular 30-day time period was 0.5% per day, USHO’s management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). USHO’s portfolio management goals do not include trying to make the nominal price of USHO’s NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for heating oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed heating oil Futures Contracts.

For the 30 valuation days ended March 31, 2009, the simple average daily change in the Benchmark Futures Contract was 0.538%, while the simple average daily change in the NAV of USHO over the same time period was 0.534%. The average daily difference was -0.004% (or -0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -1.91%, meaning that over this time period USHO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USHO’s NAV versus the daily movement of the Benchmark Futures Contract for the 30-day period ended March 31, 2009.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Since the offering of USHO units to the public on April 9, 2008 to March 31, 2009, the simple average daily change in the Benchmark Futures Contract was -.302%, while the simple average daily change in the NAV of USHO over the same time period was -0.299%. The average daily difference was 0.002% (or 0.2 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was 0.161%, meaning that over this time period USHO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of USHO versus the return of its Benchmark Futures Contract can be calculated by comparing the actual return of USHO, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that USHO’s returns had been exactly the same as the daily changes in its Benchmark Futures Contract.

For the three month period ended March 31, 2009, the actual total return of USHO as measured by changes in its NAV was -5.33%. This is based on an initial NAV of $21.94 on December 31, 2008 and an ending NAV as of March 31, 2009 of $20.77. During this time period, USHO made no distributions to its unitholders. However, if USHO’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, USHO would have ended the first quarter of 2009 with an estimated NAV of $20.75, for a total return over the relevant time period of -5.41%. The difference between the actual NAV total return of USHO of -5.33% and the expected total return based on the Benchmark Futures Contract of -5.41% was an error over the time period of 0.08%, which is to say that USHO’s actual total return exceeded the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that USHO collects on its cash and cash equivalent holdings. During the three month period ended March 31, 2009, USHO received interest income of $3,560, which is equivalent to a weighted average interest rate of 0.35% for the three month period ended March 31, 2009. In addition, during the three month period ended March 31, 2009, USHO also collected $1,000 from brokerage firms creating or redeeming baskets of units. This income also contributed to USHO’s actual return exceeding the benchmark results. However, if the total assets of USHO continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return. During the three month period ended March 31, 2009, USHO incurred net expenses of $9,765. Income from interest and brokerage collections net of expenses was $(5,205), which is equivalent to a weighted average net interest rate of -0.51% for the three month period ended March 31, 2009.

There are currently three factors that have impacted or are most likely to impact USHO’s ability to accurately track its Benchmark Futures Contract.

First, USHO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which USHO executes the trade. In that case, USHO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily NAV of USHO to either be too high or too low relative to the changes in the Benchmark Futures Contract.  During the three month period ended March 31, 2009, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USHO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USHO’s attempt to track the Benchmark Futures Contract over time.

Second, USHO earns interest on its cash, cash equivalents and Treasury holdings. USHO is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the three month period ended March 31, 2009. Interest payments, and any other income, were retained within the portfolio and added to USHO’s NAV. When this income exceeds the level of USHO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), USHO will realize a net yield that will tend to cause daily changes in the NAV of USHO to track slightly higher than daily changes in the Benchmark Futures Contract.  During the three month period ended March 31, 2009, USHO earned, on an annualized basis, approximately 0.35% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees and approximately 0.17% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.18% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately -0.60% and affected USHO’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, USHO may hold Other Heating Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the NAV of USHO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the three month period ended March 31, 2009, USHO did not hold any Other Heating Oil-Related Investments. However, there can be no assurance that in the future USHO will not make use of such Other Heating Oil-Related Investments.

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

The chart below compares the price of the near month contract to the price of the next month contract over the last 10 years (1999-2008). When the price of the near month contract is higher than the price of the next month contract, the market would be described as being in backwardation. When the price of the near month contract is lower than the price of the next month contract, the market would be described as being in contango. Although the prices of the near month contract and the price of the next month contract do tend to move up or down together, it can be seen that at times the near month prices are clearly higher than the price of the next month contract (backwardation), and other times they are below the price of the next month contract (contango). In addition, investors can observe that  heating oil prices, both near month and next month, often display a seasonal pattern in which the price of heating oil tends to rise in the winter months and decline in the summer months. This mirrors the physical demand for heating oil, which typically peaks in the winter.

Price of Near Month Heating Oil Contract ("HO1")  and Price of Next Month Contract ("HO2")*
(10 years ending 12/31/08)

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Another way to view backwardation and contango data over time is to subtract the dollar price of the next month heating oil futures contract from the dollar price of the near month heating oil futures contract. If the resulting number is a positive number, then the near month price is higher than the price of the next month and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the price of the next month and the market could be described as being in contango. The chart below shows the results from subtracting the price of the next month contract from the near month price for the 10 year period between 1999 and 2008. Investors will note that the near month heating oil futures contract spent time in both backwardation and contango. Investors will further note that the markets display a very seasonal pattern that corresponds to the seasonal demand patterns for heating oil mentioned above. That is, in many, but not all, cases the price of the near month is higher than the next month during the middle of the winter months as the price of heating oil for delivery in those winter months rises to meet peak demand. At the same time, the price of the near month contract, when that month is just before the onset of fall, does not rise as far or as fast as the price of a next month contract whose delivery falls closer to the start of the winter season.

Price at Near Month Heating Oil Contract Minus Next Month Heating Oil Contract *
(10 years ending December 31, 2008)

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of USHO is not to have the market price of its units match, dollar for dollar, changes in the spot price of heating oil, contango and backwardation have impacted the total return on an investment in USHO units during the past year relative to a hypothetical direct investment in heating oil. For example, an investment in USHO units made on December 31, 2008 and held to March 31, 2009 decreased, based upon the changes in the NAV for USHO units on those days, by approximately 5.33%, while the spot price of heating oil for immediate delivery during the same period decreased by approximately 5.10% (note: this comparison ignores the potential costs associated with physically owning and storing heating oil, which could be substantial).

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

Heating Oil Market.  During the three month period ended March 31, 2009, the price of heating oil in the United States, as measured by changes in the price of the futures contract traded on the NYMEX that was closest to expiration, fell approximately 5.1% from $1.4429 per gallon to $1.3679 per gallon. (Investors are cautioned that these represent prices for heating oil on a wholesale basis and should not be directly compared to retail prices.)

During the three month period ended March 31, 2009, the price of crude oil, the raw material from which heating oil is refined, rose approximately 11% from approximately $44 per barrel to approximately $49 per barrel. The price of crude oil was influenced by several factors, including ongoing weak demand for crude oil globally and modest decreases in the production levels of crude oil.

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

For the ten year time period between 1998 and 2008, the chart below compares the monthly movements of heating oil versus the monthly movements of several other energy commodities, such as natural gas, crude oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of heating oil on a monthly basis was NOT strongly correlated, positively or negatively, with the movements of large cap U.S. equities, U.S. government bonds or global equities. However, movements in heating oil had a strong positive correlation to movements in crude oil and unleaded gasoline. Finally, heating oil had a positive, but weaker, correlation with natural gas.

10 Year Correlation Matrix 1998-2008	Large Cap U.S. Equities (S&P 500)	U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Natural Gas	Crude Oil	Heating Oil

Large Cap U.S. Equities (S&P 500)	1.000	-0.223	0.936	0.266	0.045	0.063	0.003

U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)		1.000	-0.214	-0.134	0.054	-0.29	0.037

Global Equities (FTSE World Index)			1.000	0.384	0.072	0.155	0.084

Unleaded Gasoline				1.000	0.254	0.747	0.787

Natural Gas					1.000	0.292	0.394

Crude Oil						1.000	0.738

Heating Oil							1.000

source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one year period ended March 31, 2009, heating oil continued to have a strong positive correlation with crude oil and unleaded gasoline. During this period, it also had a stronger correlation with the movements of natural gas than it had displayed over the ten year period ended December 31, 2008. Notably, the correlation between heating oil and both large cap U.S. equities and global equities, which had been essentially non-correlated over the ten year period ended December 31, 2008, displayed results that indicated that they had a weak but positive correlation over this shorter time period, particularly due to the recent downturn in the U.S. economy. Finally, the results showed that crude oil and U.S. government bonds, which had essentially been non-correlated for the ten year period ended December 31, 2008, were weakly negatively correlated over this more recent time period.

Correlation Matrix - 12 months ended March 31, 2009	Large Cap U.S. Equities (S&P 500)	U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Natural Gas	Heating Oil

Large Cap U.S. Equities (S&P 500)	1.000	0.234	0.980	0.527	0.504	0.014	0.564

U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)		1.000	0.296	-0.220	-0.399	0.067	-0.296

Global Equities (FTSE World Index)			1.000	0.541	0.525	0.067	0.562

Crude Oil				1.000	0.811	0.513	0.871

Unleaded Gasoline					1.000	0.189	0.883

Natural Gas						1.000	0.444

Heating Oil							1.000

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

The correlations between heating oil, crude oil, natural gas and gasoline are relevant because the General Partner endeavors to invest USHO’s assets in Futures Contracts and Other Heating Oil-Related Investments so that daily changes in USHO’s NAV correlate as closely as possible with daily changes in the price of the Benchmark Futures Contract. If certain other fuel-based commodity futures contracts do not closely correlate with the heating oil Futures Contracts, then their use could lead to greater tracking error. As noted above, the General Partner also believes that the changes in the price of the Benchmark Futures Contract will closely correlate with changes in the spot price of heating oil.

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

Liquidity and Capital Resources

USHO has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. USHO has met, and it is anticipated that USHO will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. USHO’s liquidity needs include: redeeming units, providing margin deposits for its existing Futures Contracts or the purchase of additional Futures Contracts and posting collateral for its over-the-counter contracts and  payment of its expenses, summarized below under “Contractual Obligations.”

USHO currently generates cash primarily from (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) interest earned on Treasuries, cash and/or cash equivalents. USHO has allocated substantially all of its net assets to trading in Heating Oil Interests. USHO invests in Heating Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Heating Oil-Related Investments. A significant portion of the NAV is held in cash and cash equivalents that are used as margin and as collateral for USHO’s trading in Heating Oil Interests. The balance of the net assets is held in USHO’s account at its custodian bank. Interest earned on USHO’s interest-bearing funds is paid to USHO.

USHO’s investment in Heating Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in Futures Contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a Futures Contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USHO from promptly liquidating its positions in Futures Contracts. During the three month period ended March 31, 2009, USHO was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USHO cannot predict whether such an event may occur in the future.

Prior to the initial offering of USHO, all payments with respect to USHO’s expenses were paid by the General Partner. USHO does not have an obligation or intention to refund such payments by the General Partner. The General Partner is under no obligation to pay USHO’s current or future expenses. Since such date, USHO has been responsible for expenses relating to (i) investment management fees, (ii) brokerage fees and commissions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its units subsequent to the initial offering, (v) taxes and other expenses, including certain tax reporting costs, (vi) fees and expenses of the independent directors of the General Partner and (vii) other extraordinary expenses not in the ordinary course of business, while the General Partner has been responsible for expenses relating to the fees of USHO’s marketing agent, administrator and custodian. If the General Partner and USHO are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, USHO will terminate and investors may lose all or part of their investment.

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

In the future, USHO may purchase over-the-counter contracts. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of March 31, 2009, USHO had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $6,103,332. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of March 31, 2009, USHO has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USHO. While USHO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USHO’s financial position.

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

Contractual Obligations

USHO’s primary contractual obligations are with the General Partner. In return for its services, the General Partner is entitled to a management fee calculated as a fixed percentage of USHO’s NAV, currently 0.60% of USHO’s NAV on its average net assets.

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

The General Partner pays the fees of USHO’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including in connection with the preparation of USHO’s condensed financial statements and its SEC and CFTC reports. The General Partner and USHO have also entered into a licensing agreement with the NYMEX pursuant to which USHO and the affiliated funds managed by the General Partner pay a licensing fee to the NYMEX. USHO also pays the fees and expenses associated with its tax accounting and reporting requirements with the exception of certain initial implementation service fees and base service fees which are paid by the General Parner. The General Partner, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by USHO to the extent that such expenses exceed 0.15% (15 basis points) of USHO’s NAV, on an annualized basis, through at least June 30, 2009. The General Partner has no obligation to continue such payment into subsequent periods.

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

The creditworthiness of each potential counterparty is assessed by the General Partner. The General Partner assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an over-the-counter contract pursuant to guidelines approved by the General Partner's board of directors (the “Board”). Furthermore, the General Partner on behalf of USHO only enters into over-the-counter contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, and (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by the General Partner.

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

During the three month period ended March 31, 2009, USHO did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, USHO was not exposed to counterparty risk.

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

The duly appointed officers of the General Partner, including its chief executive officer and chief financial officer, who perform functions equivalent to those of a principal executive officer and principal financial officer of USHO if USHO had any officers, have evaluated the effectiveness of USHO’s disclosure controls and procedures and have concluded that the disclosure controls and procedures of USHO have been effective as of the end of the period covered by this quarterly report on Form 10-Q.

Change in Internal Control Over Financial Reporting

There were no changes in USHO’s internal control over financial reporting during USHO’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, USHO’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

There has not been a material change from the risk factors previously disclosed in USHO's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the Commodity Exchange Act, each month USHO publishes an account statement for its unitholders, which includes a Statement of Income (Loss) and a Statement of Changes in NAV. The account statement is furnished to the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on USHO’s website at www.unitedstatesheatingoilfund.com.

Item 6.  Exhibits.

Listed below are the exhibits which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*           Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United States Heating Oil Fund, LP (Registrant)
By: United States Commodity Funds LLC, its general partner

By:	/s/ Nicholas D. Gerber
Nicholas D. Gerber
Chief Executive Officer

Date:  May 15, 2009

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer

Date:  May 15, 2009