Form 10-Q
period 2009-06-30
United States Heating Oil Fund, LP
filed 2009-08-13
CIK 1396877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34016
 United States Heating Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-8837345
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☐ Yes    ☒ No

UNITED STATES HEATING OIL FUND, LP
Table of Contents

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Index to Condensed Financial Statements

Documents	Page
Condensed Statements of Financial Condition at June 30, 2009 (Unaudited) and December 31, 2008	2

Condensed Schedule of Investments (Unaudited) at June 30, 2009	3

Condensed Statements of Operations (Unaudited) for the three and six months ended June 30, 2009 and the period from April 9, 2008 (commencement of operations) to June 30, 2008	4

Condensed Statement of Changes in Partners’ Capital (Unaudited) for the six months ended June 30, 2009	5

Condensed Statements of Cash Flows (Unaudited) for the six months ended June 30, 2009 and the period from April 9, 2008 (commencement of operations) to June 30, 2008	6

Notes to Condensed Financial Statements for the periods ended June 30, 2009 (Unaudited)	7

United States Heating Oil Fund, LP
Condensed Statements of Financial Condition
At June 30, 2009 (Unaudited) and December 31, 2008

	June 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$5,641,722	$2,930,413
Equity in UBS Securities LLC trading accounts:
Cash	2,389,137	1,541,092
Unrealized loss on open commodity futures contracts	(309,725)	(69,250)
Receivable from general partner	45,637	87,698
Interest receivable	1,018	1,125
Other assets	101	-

Total assets	$7,767,890	$4,491,078

Liabilities and Partners' Capital
General Partner management fees payable (Note 3)	$3,880	$1,578
Brokerage commission fees payable	345	245
Other liabilities	50,265	101,357

Total liabilities	54,490	103,180

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	7,713,400	4,387,898
Total Partners' Capital	7,713,400	4,387,898

Total liabilities and partners' capital	$7,767,890	$4,491,078

Limited Partners' units outstanding	300,000	200,000
Net asset value per unit	$25.71	$21.94
Market value per unit	$25.77	$21.59

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At June 30, 2009

	Number of	Loss on Open Commodity	% of Partners'
	Contracts	Contracts	Capital
Open Futures Contracts

United States Contracts
NYMEX Heating Oil Futures HO contracts, expire August 2009	102	$(309,725)	(4.02)

Cash Equivalents
	Cost	Market Value
United States - Money Market Fund
Fidelity Institutional Government Portfolio – Class I	$2,000,703	2,000,703	25.94
Goldman Sachs Financial Square Funds - Government Fund	2,292,087	2,292,087	29.72
	$4,292,790	4,292,790	55.66

Cash		1,348,932	17.49
Total Cash and Cash Equivalents		5,641,722	73.15

Cash on deposit with broker		2,389,137	30.97
Liabilities, less other assets and receivables		(7,734)	(0.10)
Total Partners' Capital		$7,713,400	100.00

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP
Condensed Statements of Operations (Unaudited)
For the three and six months ended June 30, 2009 and the period from April 9, 2008 (commencement of operations) to June 30, 2008

	Three months ended	Period from April 9, 2008 to	Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain on closed positions	$1,935,264	$3,345,279	$1,396,715
Change in unrealized gain (loss) on open positions	(440,966)	256,473	(240,475)
Interest income	3,279	66,323	6,839
Other income	-	2,000	1,000

Total income	1,497,577	3,670,075	1,164,079

Expenses
General Partner management fees (Note 3)	10,403	22,702	16,551
Brokerage commissions	2,035	3,491	3,770
Other expenses	25,588	99,811	50,683

Total expenses	38,026	126,004	71,004

Expense waiver	(22,424)	(90,700)	(45,637)

Total expenses	15,602	35,304	25,367

Net income	$1,481,975	$3,634,771	$1,138,712
Net income per limited partnership unit	$4.94	$13.13	$3.77
Net income per weighted average limited partnership unit	$4.94	$12.73	$4.54
Weighted average limited partnership units outstanding	300,000	285,542	250,829

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP
Condensed Statement of Changes in Partners' Capital (Unaudited)
For the six months ended June 30, 2009

	General Partner	Limited Partners	Total

Balances, at December 31, 2008	$-	$4,387,898	$4,387,898
Addition of 100,000 partnership units	-	2,186,790	2,186,790
Net income	-	1,138,712	1,138,712

Balances, at June 30, 2009	$-	$7,713,400	$7,713,400

Net Asset Value Per Unit
At December 31, 2008	$21.94
At June 30, 2009	$25.71

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2009 and the period from April 9, 2008 (commencement of operations) to June 30, 2008

		Period from
	Six months ended	April 9, 2008 to
	June 30, 2009	June 30, 2008
Cash Flows from Operating Activities:
Net income	$1,138,712	$3,634,771
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Increase in commodity futures trading account - cash	(848,045)	(4,346,505)
Unrealized (gain) loss on futures contracts	240,475	(256,473)
Decrease in receivable from general partner	42,061	-
Decrease (increase) in interest receivable and other assets	6	(114,935)
Increase in management fees payable	2,302	9,154
Increase in commission fees payable	100	360
Increase (decrease) in other liabilities	(51,092)	99,810

Net cash provided by (used in) operating activities	524,519	(973,818)

Cash Flows from Financing Activities:
Subscription of partnership units	2,186,790	15,303,202
Redemption of partnership units	-	(1,000)

Net cash provided by financing activities	2,186,790	15,302,202

Net Increase in Cash and Cash Equivalents	2,711,309	14,328,384

Cash and Cash Equivalents, beginning of period	2,930,413	1,000
Cash and Cash Equivalents, end of period	$5,641,722	$14,329,384

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP
Notes to Condensed Financial Statements
For the periods ended June 30, 2009 (Unaudited)

 NOTE 1 - ORGANIZATION AND BUSINESS

The United States Heating Oil Fund, LP (“USHO”) was organized as a limited partnership under the laws of the state of Delaware on April 13, 2007. USHO is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USHO’s units traded on the American Stock Exchange (the “AMEX”). USHO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of March 7, 2008 (the “LP Agreement”). The investment objective of USHO is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the spot price of heating oil (also known as No. 2 fuel oil) for delivery to the New York harbor as measured by the changes in the price of the futures contract on heating oil as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USHO’s expenses. USHO accomplishes its objective through investments in futures contracts for heating oil, crude oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other heating oil-related investments such as cash-settled options on Futures Contracts, forward contracts for heating oil and over-the-counter transactions that are based on the price of heating oil, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Heating Oil-Related Investments”). As of June 30, 2009, USHO held 102 Futures Contracts traded on the NYMEX.

USHO commenced investment operations on April 9, 2008 and has a fiscal year ending on December 31. United States Commodity Funds LLC (formerly known as Victoria Bay Asset Management, LLC) (the “General Partner”) is responsible for the management of USHO. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission effective December 1, 2005. The General Partner is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”) and the United States Gasoline Fund, LP (“UGA”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UGA” on February 26, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s and UGA’s units commenced trading on the NYSE Arca on November 25, 2008.  The General Partner has also filed registration statements to register units of the United States Short Oil Fund, LP and the United States 12 Month Natural Gas Fund, LP.

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

USHO issues units to certain authorized purchasers (“Authorized Purchasers”) by offering baskets consisting of 100,000 units (“Creation Baskets”) through ALPS Distributors, Inc. (the “Marketing Agent”). The purchase price for a Creation Basket is based upon the net asset value of a unit calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received.

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

In April 2008, USHO initially registered 10,000,000 units on Form S-1 with the SEC.  On April 9, 2008, USHO listed its units on the AMEX under the ticker symbol “UHN”. On that day, USHO established its initial net asset value by setting the price at $50.00 per unit and issued 200,000 units in exchange for $10,001,000. USHO also commenced investment operations on April 9, 2008 by purchasing Futures Contracts traded on the NYMEX based on heating oil.  As of June 30, 2009, USHO had registered a total of 10,000,000 units.

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

Additions and Redemptions

Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 100,000 units equal to the net asset value of the units calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

USHO receives or pays the proceeds from units sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in USHO’s condensed statement of financial condition as receivable for units sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for units redeemed.

Partnership Capital and Allocation of Partnership Income and Losses

Profit or loss shall be allocated among the partners of USHO in proportion to the number of units each partner holds as of the close of each month. The General Partner may revise, alter or otherwise modify this method of allocation as described in the LP Agreement.

Calculation of Net Asset Value

USHO’s net asset value is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of units issued and outstanding. USHO uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at June 30, 2009.

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

Ongoing Registration Fees and Other Offering Expenses

USHO pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six month period ended June 30, 2009 and the period from April 9, 2008 (commencement of operations) to June 30, 2008, USHO incurred no registration fees and other offering expenses since the initial offering of units is still ongoing.

Directors’ Fees

USHO is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. USHO shares these fees with USOF, USNG, US12OF and UGA based on the relative assets of each fund, computed on a daily basis. These fees for the calendar year 2009 are estimated to be a total of $477,000 for all funds.

Licensing Fees

As discussed in Note 4, USHO entered into a licensing agreement with the NYMEX on May 30, 2007. Pursuant to the agreement, USHO and the affiliated funds managed by the General Partner pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. During the six month period ended June 30, 2009 and the period from April 9, 2008 (commencement of operations) to June 30, 2008, USHO incurred $674 and $1,272, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USHO’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees which are borne by the General Partner, are paid by USHO.

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

Currently, the General Partner pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to USHO and each of the affiliated funds managed by the General Partner, as well as a $20,000 annual fee for its transfer agency services. In addition, the General Partner pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of USHO’s, USOF’s, USNG’s, US12OF’s and UGA’s combined net assets, (b) 0.0465% for USHO’s, USOF’s, USNG’s, US12OF’s, and UGA’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USHO’s, USOF’s, USNG’s, US12OF’s, and UGA’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. The General Partner also pays transaction fees ranging from $7.00 to $15.00 per transaction.

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

USHO invests its cash in money market funds that seek to maintain a stable net asset value. USHO is exposed to any risk of loss associated with an investment in these money market funds. As of June 30, 2009 and December 31, 2008, USHO had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $8,030,859 and $4,471,505, respectively. This amount is subject to loss should these institutions cease operations.

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

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, USHO adopted FAS 157 – Fair Value Measurements (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement.  The changes to past practice resulting from the application of FAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. FAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of USHO (observable inputs) and (2) USHO’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs).  The three levels defined by the FAS 157 hierarchy are as follows:

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

The following table summarizes the valuation of USHO’s securities at June 30, 2009 using the fair value hierarchy:

At June 30, 2009	Total	Level I	Level II	Level III

Short-Term Investments	$4,292,790	$4,292,790	$-	$-
Exchange-Traded Futures Contracts	(309,725)	(309,725)	-	-

NOTE 7 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the six months ended June 30, 2009 and the period from April 9, 2008 (commencement of operations) to June 30, 2008 for the limited partners. This information has been derived from information presented in the condensed financial statements.

	For the six months ended	For the period from
	June 30, 2009	April 9, 2008 to June 30, 2008
	(Unaudited)	(Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$21.94	$50.00
Total income	3.87	13.25
Net expenses	(0.10)	(0.12)
Net increase in net asset value	3.77	13.13
Net asset value, end of period	$25.71	$63.13

Total Return	17.18%	26.26%

Ratios to Average Net Assets
Total income	20.93%	22.00%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	1.97%	2.73%
Expense waived*	(1.65)%	(1.27)%
Net expenses excluding management fees*	0.32%	0.33%
Net income	20.47%	21.79%

*Annualized

Total returns are calculated based on the change in value during the period. An individual limited partner’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USHO.

NOTE 8 – RECENTLY ADOPTED ACCOUNTING STANDARDS

In March 2008, the Financial Accounting Standards Board released FASB (the “FASB”) Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“Statement No. 161”). Statement No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. USHO adopted Statement No. 161 on January 1, 2009.

NOTE 9 – SUBSEQUENT EVENTS

In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“Statement No. 165”). Statement No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Statement No. 165 includes a new required disclosure of the date through which an entity has evaluated subsequent events and is effective for interim periods or fiscal years ending after June 15, 2009. USHO’s adoption of Statement No. 165 did not have a material effect on its financial position or results of operations.

USHO has performed an evaluation of subsequent events through August 13, 2009, which is the date the financial statements were issued. This is a new subsequent events disclosure requirement under Statement No. 165 (now Accounting Standards Codification 855 under the new codification).

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

USHO seeks to achieve its investment objective by investing in a combination of heating oil futures contracts and other heating oil-related investments such that changes in its NAV, measured in percentage terms, will closely track the Benchmark Futures Contract, also measured in percentage terms. USHO’s general partner believes the Benchmark Futures Contract historically has exhibited a close correlation with the spot price of heating oil. It is not the intent of USHO to be operated in a fashion such that the NAV will equal, in dollar terms, the spot price of heating oil or any particular futures contract based on heating oil.  Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed heating oil futures contracts and other heating oil-related investments.

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

USHO invests in futures contracts for heating oil, crude oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other heating oil-related investments such as cash-settled options on Futures Contracts, forward contracts for heating oil and over-the-counter transactions that are based on the price of heating oil, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Heating Oil-Related Investments”). For convenience and unless otherwise specified, Futures Contracts and Other Heating Oil-Related Investments collectively are referred to as “Heating Oil Interests” in this quarterly report on Form 10-Q.

The regulation of Heating Oil Interests in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action.  As stated in the section “What are the Risk Factors Involved with an Investment in USHO?” of USHO’s registration statement as filed with the SEC, regulation of the commodity interests and energy markets is extensive and constantly changing; future regulatory developments in the commodity interests and energy markets are impossible to predict but may significantly and adversely affect USHO.

Currently, a number of proposals to alter the regulation of Heating Oil Interests are being considered by federal regulators and legislators. These proposals include the imposition of hard position limits on energy-based commodity futures contracts, the extension of position and accountability limits to futures contracts on non-U.S. exchanges previously exempt from such limits, and the forced use of clearinghouse mechanisms for all over-the-counter transactions. An additional proposal would aggregate and limit all positions in energy futures held by a single entity, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter contracts. If any of the aforementioned proposals are implemented, USHO’s ability to meet its investment objective may be negatively impacted.

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

Heating oil futures prices were volatile during the six months ended June 30, 2009. The price of the Benchmark Futures Contract started the period at the $1.4421 per gallon level. It rose sharply over the course of the period and hit a peak on June 17, 2009 of approximately $1.897 per gallon. The low of the period was on March 11, 2009 when prices dropped to the $1.133 per gallon level. The period ended with the Benchmark Futures Contract at $1.788 per gallon, up approximately 23.97% over the period. Similarly, USHO’s NAV rose during the period from a starting level of $21.94 per unit to a high on June 17, 2009 of $27.27 per unit. USHO’s NAV reached its low for the period on March 11, 2009 at $17.40 per unit. The NAV on June 30, 2009 was $25.71, up approximately 17.18% over the period. The return of approximately 23.97% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding futures contracts. An investment in heating oil futures contracts would need to be rolled forward during the time period described in order to achieve such a result.

At the beginning of the first quarter of 2009, the heating oil futures market was in a state of contango, meaning that the price of the near month heating oil futures contract was typically lower than the price of the next month heating oil futures contract, or contracts further away from expiration.  For the first half of 2009, the heating oil futures market remained in contango, except for 1 day, when the heating oil futures market moved into a mild backwardation market then returned to a contango market.  A backwardation market is one in which the price of the near month heating oil futures contract is higher than the price of the next month heating oil futures contract, or contracts further away from expiration.  At the end of the first quarter of 2009, the market moved into a much steeper contango market and remained in a steeper contango market for the balance of the first half of 2009.  For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Heating Oil Futures Prices and the Impact on Total Returns.”

Valuation of Futures Contracts and the Computation of the NAV

The NAV of USHO units is calculated once each NYSE Arca trading day. The NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. USHO’s administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other USHO investments, including ICE Futures contracts or other futures contracts, as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. New York time.

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

Since its initial offering of 10,000,000 units, USHO has not made any subsequent offerings of its units. As of June 30, 2009, USHO had issued 500,000 units, 300,000 of which were outstanding. As of June 30, 2009, there were 9,500,000 units registered but not yet issued.

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

For the Six Months Ended June 30, 2009 Compared to the Period from April 9, 2008 (Commencement of Operations) to June 30, 2008

Since USHO was conducting operations for only a portion of the six month period ended June 30, 2008, the comparison of the results of operations for the six months ended June 30, 2009 and the period from April 9, 2008 to June 30, 2008 may not be meaningful.

As of June 30, 2009, the total unrealized loss on heating oil Futures Contracts owned or held on that day was $309,725 and USHO established cash deposits, including cash investments in money market funds that were equal to $8,030,859. USHO held 70.25% of its cash assets in overnight deposits at its custodian bank, while 29.75% of the cash balance was held with the futures commission merchant as margin deposits for the Futures Contracts purchased.  The ending per unit NAV on June 30, 2009 was $25.71.

By comparison, as of June 30, 2008, the total unrealized gain on heating oil Futures Contracts owned or held on that day was $256,473 and USHO established cash deposits, including cash investments in money market funds that were equal to $18,675,889. USHO held 76.73% of its cash assets in overnight deposits at its custodian bank, while 23.27% of the cash balance was held with the futures commission merchant as margin deposits for the Futures Contracts purchased.  The ending per unit NAV on June 30, 2008 was $63.13. The change in the per unit NAV for June 30, 2009 compared to June 30, 2008 was primarily a result of sharply lower prices for heating oil and the related decline in the value of the Futures Contracts that USHO had invested in between the period ended June 30, 2008 and the period ended June 30, 2009.

Portfolio Expenses. USHO’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees and the fees and expenses of the independent directors of the General Partner.  The management fee that USHO pays to the General Partner is calculated as a percentage of the total net assets of USHO. USHO pays the General Partner a management fee of 0.60% of its average net assets.  The fee is accrued daily.

During the six month period ended June 30, 2009, the daily average total net assets of USHO were $5,562,576. During the six month period ended June 30, 2009, the management fee paid by USHO amounted to $16,551, which was calculated at 0.60% of its average net assests and was accrued daily. By comparison, during the period from April 9, 2008 to June 30, 2008, the daily average total net assets of USHO were $16,684,669. The management fee paid by USHO during the period amounted to $22,702, which was calculated at 0.60% of its average net assets and was accrued daily.

In addition to the management fee, USHO pays all brokerage fees, taxes and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees, taxes and expenses for the six months ended June 30, 2009 was $54,453, as compared to $103,302 for the period from April 9, 2008 to June 30, 2008. The decrease in expenses for the six months ended June 30, 2009 as compared to the period from April 9, 2008 to June 30, 2008 was primarily due to the relative size of USHO and activity that resulted from its decreased size, including decreased licensing fees and decreased tax reporting costs due to the fewer number of unitholders during the period. USHO did not incur any fees or other expenses relating to the registration and offering of additional units for the six month period ended June 30, 2008 or for the period from April 9, 2008 to June 30, 2008. Expenses incurred in connection with organizing USHO and the costs of the initial offering of units were borne by the General Partner, and are not subject to reimbursement by USHO.

USHO is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. USHO shares these fees with the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”) and the United States Gasoline Fund, LP (“UGA”) based on the relative assets of each fund computed on a daily basis. These fees for calendar year 2009 are estimated to be a total of $477,000 for all funds. By comparison, for the year ended December 31, 2008, these fees amounted to a total of $282,000 for all funds, and USHO’s portion of such fees was $1,422. Directors’ expenses are expected to increase in 2009 due to payment for directors’ and officers’ liability insurance and an increase in the compensation awarded to the independent directors of the General Partner. Effective as of March 3, 2009, the General Partner has obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ insurance coverage.

USHO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Heating Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the six month period ended June 30, 2009, total commissions paid to brokers amounted to $3,770. By comparison, during the period from April 9, 2008 to June 30, 2008, total commissions paid to brokers amounted to $3,491. The increase in the total commissions paid to brokers was primarily a function of the longer reporting period versus the comparison period. As an annualized percentage of average net assets, the figure for the six month period ended June 30, 2009 represents approximately 0.14% of average net assets. By comparison, the figure for the period from April 9, 2008 to June 30, 2008 represented approximately 0.09% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

Interest Income. USHO seeks to invest its assets such that it holds Futures Contracts and Other Heating Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USHO to pay the full amount of the contract value at the time of purchase, but rather require USHO to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USHO retains an amount that is approximately equal to its total net assets, which USHO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USHO’s custodian bank. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the six month period ended June 30, 2009, USHO earned $6,839 in interest income on such cash holdings. Based on USHO’s average daily total net assets, this is equivalent to an annualized yield of 0.25%. USHO did not purchase Treasuries during the six month period ended June 30, 2009 and held all of its funds in cash and/or cash equivalents during this time period. By comparison, for the period from April 9, 2008 to June 30, 2008, USHO earned $66,323 in interest income on such cash holdings. Based on USHO’s average daily total net assets, this was equivalent to an annualized yield of 1.75%. USHO did not purchase Treasuries during the period from April 9, 2008 to June 30, 2008 and held all of its funds in cash and/or cash equivalents during this time period. Interest rates on short-term investments in the United States, including cash, cash equivalents, and short-term Treasuries, were sharply lower during the six month period ended June 30, 2009 compared to the period from April 9, 2008 to June 30, 2008. As a result, the amount of interest earned by USHO as a percentage of total net assets was lower during the six month period ended June 30, 2009.

For the Three Months Ended June 30, 2009 Compared to the Period from April 9, 2008 (Commencement of Operations) to June 30, 2008

Since USHO was conducting operations for only a portion of the three month period ended June 30, 2008, the comparison of the results of operations for the three months ended June 30, 2009 and the period from April 9, 2008 to June 30, 2008 may not be meaningful.

During the three month period ended June 30, 2009, the daily average total net assets of USHO were $6,953,804. During the three month period ended June 30, 2009, the management fee paid by USHO amounted to $10,403, which was calculated at 0.60% of its average net assets and was accrued daily. By comparison, during the period from April 9, 2008 to June 30, 2008, the daily average total net assets of USHO were $16,684,669. The management fee paid by USHO during the period amounted to $22,702, which was calculated at 0.60% of its average net assets and was accrued daily.

In addition to the management fee, USHO pays all brokerage fees, taxes and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees, taxes and expenses for the three months ended June 30, 2009 was $27,623, as compared to $103,302 for the period from April 9, 2008 to June 30, 2008. The decrease in expenses for the three months ended June 30, 2009 as compared to the period from April 9, 2008 to June 30, 2008 was primarily due to the relative size of USHO and activity that resulted from its decreased size, including decreased licensing fees and decreased tax reporting costs due to the fewer number of unitholders during the period. For the three month period ended June 30, 2009 and for the period from April 9, 2008 to June 30, 2008, USHO did not incur any fees and other expenses relating to the registration and offering of additional units. Expenses incurred in connection with organizing USHO and the costs of the initial offering of units were borne by the General Partner, and are not subject to reimbursement by USHO.

USHO is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. USHO shares these fees with USOF, USNG, US12OF and UGA based on the relative assets of each fund computed on a daily basis. The fees for the three months ended June 30, 2009 amounted to a total of $79,781 for all funds, and USHO’s portion of such fees was $112. By comparison, for the period from April 9, 2008 to June 30, 2008, these fees amounted to a total of $68,374 for all funds, and USHO’s portion of such fees was $709. Directors’ expenses increased for the three months ended June 30, 2009 compared to the period from April 9, 2008 to June 30, 2008, due to payment for directors’ and officers’ liability insurance, an increase in the compensation awarded to the independent directors of the General Partner and the longer reporting period versus the comparison period. Effective as of March 3, 2009, the General Partner has obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ insurance coverage.

USHO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Heating Oil-Related Investments or Treasuries. During the three month period ended June 30, 2009, total commissions paid to brokers amounted to $2,035. By comparison, during the period from April 9, 2008 to June 30, 2008, total commissions paid to brokers amounted to $3,491. The decrease in the total commissions paid to brokers was primarily a function of a decrease in creations of units during the three months ended June 30, 2009. As an annualized percentage of average net assets, the figure for the three month period ended June 30, 2009 represents approximately 0.12% of average net assets. By comparison, the figure for the period from April 9, 2008 to June 30, 2008 represented approximately 0.09% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

Interest Income. USHO seeks to invest its assets such that it holds Futures Contracts and Other Heating Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USHO to pay the full amount of the contract value at the time of purchase, but rather require USHO to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USHO retains an amount that is approximately equal to its total net assets, which USHO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USHO’s custodian bank. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the three month period ended June 30, 2009, USHO earned $3,279 in interest income on such cash holdings. Based on USHO’s average daily total net assets, this is equivalent to an annualized yield of 0.19%. USHO did not purchase Treasuries during the three month period ended June 30, 2009 and held all of its funds in cash and/or cash equivalents during this time period. By comparison, for the period from April 9, 2008 to June 30, 2008, USHO earned $66,323 in interest income on such cash holdings. Based on USHO’s average daily total net assts, this was equivalent to an annualized yield of 1.75%. USHO did not purchase Treasuries during the period from April 9, 2008 to June 30, 2008 and held all of its funds in cash and/or cash equivalents during this time period. Interest rates on short-term investments in the United States, including cash, cash equivalents, and short-term Treasuries, were sharply lower during the three month period ended June 30, 2009 compared to the period from April 9, 2008 to June 30, 2008. As a result, the amount of interest earned by USHO as a percentage of total net assets was lower during the six month period ended June 30, 2009.

Tracking USHO’s Benchmark

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

For the 30 valuation days ended June 30, 2009, the simple average daily change in the Benchmark Futures Contract was 0.538%, while the simple average daily change in the NAV of USHO over the same time period was 0.537%. The average daily difference was -0.001% (or -0.00001 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -0.191% meaning that over this time period USHO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USHO’s NAV versus the daily movement of the Benchmark Futures Contract for the 30-day period ended June 30, 2009.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Since the offering of USHO’s units to the public on April 9, 2008 to June 30, 2009, the simple average daily change in the Benchmark Futures Contract was -0.165%, while the simple average daily change in the NAV of USHO over the same time period was -0.164%. The average daily difference was 0.001% (or 0.00001 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -0.200%, meaning that over this time period USHO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of USHO versus the return of its Benchmark Futures Contract can be calculated by comparing the actual return of USHO, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that USHO’s returns had been exactly the same as the daily changes in its Benchmark Futures Contract.

For the six month period ended June 30, 2009, the actual total return of USHO as measured by changes in its NAV was 17.18%. This is based on an initial NAV of $21.94 on December 31, 2008 and an ending NAV as of June 30, 2009 of $25.71. During this time period, USHO made no distributions to its unitholders. However, if USHO’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, USHO would have ended the second quarter of 2009 with an estimated NAV of $25.72, for a total return over the relevant time period of 17.25%. The difference between the actual NAV total return of USHO of 17.18% and the expected total return based on the Benchmark Futures Contract of 17.257% was an error over the time period of 0.07%, which is to say that USHO’s actual total return trailed the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that USHO collected on its cash and cash equivalent holdings. During the six month period ended June 30, 2009, USHO received interest income of $6,839, which is equivalent to a weighted average interest rate of 0.25% for the six month period ended June 30, 2009. In addition, during the six month period ended June 30, 2009, USHO also collected $1,000 from its authorized purchasers (“Authorized Purchasers”) creating or redeeming baskets of units. This income also contributed to USHO’s actual return. However, if the total assets of USHO continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return. During the six month period ended June 30, 2009, USHO incurred net expenses of $25,367. Income from interest and brokerage collections net of expenses was $(17,528), which is equivalent to a weighted average net interest rate of -0.64% for the six month period ended June 30, 2009.

There are currently three factors that have impacted or are most likely to impact USHO’s ability to accurately track its Benchmark Futures Contract.

First, USHO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which USHO executes the trade. In that case, USHO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily NAV of USHO to either be too high or too low relative to the changes in the Benchmark Futures Contract.  During the six month period ended June 30, 2009, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USHO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USHO’s attempt to track the Benchmark Futures Contract over time.

Second, USHO earns interest on its cash, cash equivalents and Treasury holdings. USHO is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the six month period ended June 30, 2009. Interest payments, and any other income, were retained within the portfolio and added to USHO’s NAV. When this income exceeds the level of USHO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), USHO will realize a net yield that will tend to cause daily changes in the NAV of USHO to track slightly higher than daily changes in the Benchmark Futures Contract.  During the six month period ended June 30, 2009, USHO earned, on an annualized basis, approximately 0.25% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees and approximately 0.14% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.18% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately -0.67% and affected USHO’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, USHO may hold Other Heating Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the NAV of USHO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the six month period ended June 30, 2009, USHO did not hold any Other Heating Oil-Related Investments. However, there can be no assurance that in the future USHO will not make use of such Other Heating Oil-Related Investments, which may have the effect of increasing transaction related expenses and result in increased tracking error.

Term Structure of Heating Oil Futures Prices and the Impact on Total Returns

Several factors determine the total return from investing in a futures contract position. One factor that impacts the total return that will result from investing in near month heating oil futures contracts and “rolling” those contracts forward each month is the price relationship between the current near month contract and the next month contract.  For example, if the price of the near month contract is higher than the next month contract (a situation referred to as “backwardation” in the futures market), then absent any other change there is a tendency for the price of a next month contract to rise in value as it becomes the near month contract and approaches expiration. Conversely, if the price of a near month contract is lower than the next month contract (a situation referred to as “contango” in the futures market), then absent any other change there is a tendency for the price of a next month contract to decline in value as it becomes the near month contract and approaches expiration.

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

The chart below compares the price of the near month contract to the price of the next month contract over the last 10 years (1999-2008) for heating oil. When the price of the near month contract is higher than the price of the next month contract, the market would be described as being in backwardation. When the price of the near month contract is lower than the price of the next month contract, the market would be described as being in contango. Although the prices of the near month contract and the price of the next month contract do tend to move up or down together, it can be seen that at times the near month prices are clearly higher than the price of the next month contract (backwardation), and other times they are below the price of the next month contract (contango). In addition, investors can observe that  heating oil prices, both near month and next month, often display a seasonal pattern in which the price of heating oil tends to rise in the winter months and decline in the summer months. This mirrors the physical demand for heating oil, which typically peaks in the winter.

Price of Near Month Heating Oil Contract ("HO1") and Price of Next Month Contract ("HO2") *
(10 years ending 12/31/08)

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

Price of Near Month Heating Oil Contract Minus Next Month Heating Oil Contract *
(10 years ending December 31, 2008)
*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of USHO is not to have the market price of its units match, dollar for dollar, changes in the spot price of heating oil, contango and backwardation have impacted the total return on an investment in USHO units during the past year relative to a hypothetical direct investment in heating oil. For example, an investment in USHO units made on December 31, 2008 and held to June 30, 2009 increased, based upon the changes in the NAV for USHO units on those days, by approximately 17.88%, while the spot price of heating oil for immediate delivery during the same period increased by approximately 22.22% (note: this comparison ignores the potential costs associated with physically owning and storing heating oil, which could be substantial).

Periods of contango or backwardation do not materially impact USHO’s investment objective of having the percentage changes in its per unit NAV track the percentage changes in the price of the Benchmark Futures Contract since the impact of backwardation and contango tended to equally impact the percentage changes in price of both USHO’s units and the Benchmark Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods.

Heating Oil Market.  During the six month period ended June 30, 2009, the price of heating oil in the United States, as measured by changes in the price of the futures contract traded on the NYMEX that was closest to expiration, rose approximately 23.97% from $1.4421 per gallon to $1.7877 per gallon. (Investors are cautioned that these represent prices for heating oil on a wholesale basis and should not be directly compared to retail prices.)

During the six month period ended June 30, 2009, the price of crude oil, the raw material from which heating oil is refined, rose approximately 56.70% from approximately $44.60 per barrel to approximately $69.89 per barrel. The price of crude oil was influenced by several factors, including ongoing weak demand for crude oil globally and modest decreases in the production levels of crude oil. However, oil prices still increased as investors looked forward to improvements in the global economy. Management believes, however, that should the global economic situation remain weak, there is a meaningful possibility that crude oil prices could retreat from their current levels.

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

For the ten year time period between 1998 and 2008, the chart below compares the monthly movements of heating oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of heating oil on a monthly basis was not strongly correlated, positively or negatively, with the movements of large cap U.S. equities, U.S. government bonds or global equities. However, movements in heating oil had a strong positive correlation to movements in crude oil and unleaded gasoline. Finally, heating oil had a positive, but weaker, correlation with natural gas.

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

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one year period ended June 30, 2009, heating oil continued to have a strong positive correlation with crude oil and unleaded gasoline. During this period, it also had a stronger correlation with the movements of natural gas than it had displayed over the ten year period ended December 31, 2008. Notably, the correlation between heating oil and both large cap U.S. equities and global equities, which had been essentially non-correlated over the ten year period ended December 31, 2008, displayed results that indicated that they had a weak but positive correlation over this shorter time period, particularly due to the recent downturn in the U.S. economy. Finally, the results showed that heating oil and U.S. government bonds, which had essentially been non-correlated for the ten year period ended December 31, 2008, were weakly negatively correlated over this more recent time period.

Correlation Matrix – 12 months ended June 30, 2009	Large Cap U.S. Equities (S&P 500)	U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Natural Gas	Heating Oil
Large Cap U.S. Equities (S&P 500)	1.000	0.077	0.979	0.700	0.551	0.117	0.652
U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)		1.000	0.089	-0.319	-0.413	0.083	-0.317
Global Equities (FTSE World Index)			1.000	0.716	0.588	0.196	0.673
Crude Oil				1.000	0.801	0.383	0.819
Unleaded Gasoline					1.000	0.220	0.898
Natural Gas						1.000	0.454
Heating Oil							1.000

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

The correlations between heating oil, crude oil, natural gas and gasoline are relevant because the General Partner endeavors to invest USHO’s assets in Futures Contracts and Other Heating Oil-Related Investments so that daily changes in percentage terms in USHO’s NAV correlate as closely as possible with daily changes in percentage terms in the price of the Benchmark Futures Contract. If certain other fuel-based commodity futures contracts do not closely correlate with the heating oil Futures Contracts, then their use could lead to greater tracking error. As noted above, the General Partner also believes that the changes in percentage terms in the price of the Benchmark Futures Contract will closely correlate with changes in percentage terms in the spot price of heating oil.

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

USHO’s investment in Heating Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USHO from promptly liquidating its positions in Futures Contracts. During the six month period ended June 30, 2009, USHO was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USHO cannot predict whether such an event may occur in the future.

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

Credit Risk

When USHO enters into Futures Contracts and Other Heating Oil-Related Investments, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Futures Contracts traded on the NYMEX and on most other futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to USHO in such circumstances.

The General Partner attempts to manage the credit risk of USHO by following various trading limitations and policies. In particular, USHO generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Heating Oil-Related Investments it holds. The General Partner has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USHO to limit its credit exposure. UBS Securities LLC, USHO’s commodity broker, or any other broker that may be retained by USHO in the future, when acting as USHO’s futures commission merchant in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USHO, all assets of USHO relating to domestic Futures Contracts trading. These futures commission merchants are not allowed to commingle USHO’s assets with its other assets. In addition, the CFTC requires commodity brokers to hold in a secure account USHO’s assets related to foreign Futures Contracts trading.

In the future, USHO may purchase over-the-counter contracts. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of June 30, 2009, USHO had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $8,030,859. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of June 30, 2009, USHO has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USHO. While USHO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USHO’s financial position.

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

Contractual Obligations

USHO’s primary contractual obligations are with the General Partner. In return for its services, the General Partner is entitled to a management fee calculated monthly as a fixed percentage of USHO’s NAV, currently 0.60% of USHO’s NAV on its average daily net assets.

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

The General Partner pays the fees of USHO’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including in connection with the preparation of USHO’s condensed financial statements and its SEC and CFTC reports. The General Partner and USHO have also entered into a licensing agreement with the NYMEX pursuant to which USHO and the affiliated funds managed by the General Partner pay a licensing fee to the NYMEX. USHO also pays the fees and expenses associated with its tax accounting and reporting requirements with the exception of certain initial implementation service fees and base service fees which are paid by the General Partner. The General Partner, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by USHO to the extent that such expenses exceed 0.15% (15 basis points) of USHO’s NAV, on an annualized basis, through at least June 30, 2009. The General Partner has no obligation to continue such payment into subsequent periods.

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

Some heating oil-based derivatives transactions contain fairly generic terms and conditions and are available from a wide range of participants. Other heating oil-based derivatives have highly customized terms and conditions and are not as widely available. Many of these over-the-counter contracts are cash-settled forwards for the future delivery of heating oil- or petroleum-based fuels that have terms similar to the Futures Contracts. Others take the form of “swaps” in which the two parties exchange cash flows based on pre-determined formulas tied to the spot price of heating oil, forward heating oil prices or heating oil futures prices. For example, USHO may enter into over-the-counter derivative contracts whose value will be tied to changes in the difference between the spot price of heating oil, the price of Futures Contracts traded on the NYMEX and the prices of other Futures Contracts in which USHO may invest.

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

During the six month period ended June 30, 2009, USHO did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during the six month period ended June 30, 2009, USHO was not exposed to counterparty risk.

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

United States Heating Oil Fund, LP (Registrant)
By: United States Commodity Funds LLC, its general partner

By:	/s/ Nicholas D. Gerber
Nicholas D. Gerber
Chief Executive Officer

Date: August 13, 2009

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer

Date: August 13, 2009