Form 10-K/A
period 2008-12-31
United States Heating Oil Fund, LP
filed 2009-08-19
CIK 1396877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008.
Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33859

United States Heating Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-0431897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes   ☒  No

The aggregate market value of the registrant’s units held by non-affiliates of the registrant as of June 30, 2008 was: $19,035,000.

The registrant had 300,000 outstanding units as of March 30, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:
None.

UNITED STATES HEATING OIL FUND, LP

Table of Contents

Page
Part II.

Item 8. Financial Statements and Supplementary Data.	1

Part IV.

Item 15. Exhibits and Financial Statement Schedules.	19

Signatures	20

Explanatory Note

The United States Heating Oil Fund, LP (“USHO”) is filing this Amendment No. 1 to its annual report on Form 10-K (“Form 10-K/A”) for the fiscal year ended December 31, 2008 that was filed with the Securities and Exchange Commission on March 31, 2009 (“Form 10-K”).  This Form 10-K/A replaces pages 90 to 103 of Part II, Item 8 of the Form 10-K filed on March 31, 2009.  The purpose of the Form 10-K/A is to restate the audited Consolidated Financial Statements of United States Commodity Funds LLC, the general partner of USHO (the “General Partner”), found in the Form 10-K to accurately reflect the accounting for income taxes of the General Partner after its management concluded that there were errors associated with the accounting for income taxes.  Although the General Partner was formed as a single-member limited liability company, which is a disregarded entity for federal income tax purposes, it filed an election with the Internal Revenue Service to be treated as an association taxable as a corporation.  As a result of the error in accounting for income taxes as a single-member limited liability company rather than as a corporation, certain items including the income tax payable, member distributions, income tax provision (benefit) and due from and to the General Partner’s parent have been restated for the years ending December 31, 2008, 2007 and 2006.  There was no cumulative effect from the error on member’s equity of the General Partner as of December 31, 2005.  The significant effects of the restatement are included in Note 8 to the General Partner’s audited Consolidated Financial Statements.

Except as set forth above, no other changes have been made to the Form 10-K, and the Form 10-K/A does not amend, update or change any other items or disclosure found in the Form 10-K.  Further, the Form 10-K/A does not reflect events that occurred after the filing of the Form 10-K.

Part II

Item 8. Financial Statements and Supplementary Data.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES
 (formerly Victoria Bay Asset Management, LLC)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of
United States Commodity Funds LLC and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of United States Commodity Funds LLC (formerly Victoria Bay Asset Management, LLC) and Subsidiaries, (the “Company”) as of December 31, 2008, 2007 and 2006, and the related consolidated statements of operations and other comprehensive loss, changes in member’s equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Commodity Funds LLC (formerly Victoria Bay Asset Management, LLC) and Subsidiaries as of December 31, 2008, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8, the accompanying consolidated financial statements have been restated.

/s/ SPICER JEFFRIES LLP

Greenwood Village, Colorado
March 15, 2009, except as to the fourth paragraph above and Note 8, which are as of August 14, 2009

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES
(formerly Victoria Bay Asset Management, LLC)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	2008	2007	2006
	As Restated (Note 8)

ASSETS
Cash	$125,815	$53,910	$88,345
Management fees receivable	893,111	500,128	332,736
Investments (Note 2)	34,579	123,398	-
Deferred offering costs (Note 3)	352,794	187,056	311,262
Due from parent (Note 4)	-	-	295,754
Other assets	1,960	2,940	-

Total assets	$1,408,259	$867,432	$1,028,097

LIABILITIES AND MEMBER'S EQUITY (DEFICIT)

LIABILITIES:
Accounts payable	$624,688	$1,035,444	$1,127,208
Due to parent (Note 4)	-	109,539	-
Income taxes payable	285,400	30,902	-
Expense waiver payable (Note 3)	311,038	-	-
Minority interest: Limited Partner in United States
Natural Gas Fund, LP	-	-	980
Minority interest: Limited Partner in United States
Heating Oil Fund, LP	-	980	-
Minority interest: Limited Partner in United States
Gasoline Fund, LP	-	980	-
Minority interest: Limited Partner in United States
12 Month Natural Gas Fund, LP	980	980	-
Minority interest: Limited Partner in United States
Short Oil Fund, LP	980	-	-

Total liabilities	1,223,086	1,178,825	1,128,188
COMMITMENTS AND CONTINGENCIES (Notes 5 and 7)

MEMBER'S EQUITY (DEFICIT) (Note 6)	185,173	(311,393)	(100,091)

Total liabilities and member's equity	$1,408,259	$867,432	$1,028,097

The accompanying notes are an integral part of these statements.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES
(formerly Victoria Bay Asset Management, LLC)

CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE LOSS

	2008	2007	2006
	As Restated (Note 8)
REVENUE:
Management fees	$8,631,883	$4,871,265	$1,460,448

EXPENSES:
Distribution fees	1,026,625	650,829	325,320
Administration fees	665,696	434,905	163,029
Transfer agent fees	208,274	134,758	65,191
Custodial fees	118,453	80,184	61,460
Professional fees	1,159,643	1,337,170	1,128,367
Salaries, wages and benefits	1,389,888	690,488	208,228
Expense waiver expense	311,038	-	-
Advertising and promotion	79,202	49,370	38,337
General and administrative	488,477	356,460	329,305

Total expenses	5,447,296	3,734,164	2,319,237

OTHER INCOME:
Dividend income	14	425	-
Realized gains on investments	-	85,415	-

Total other income	14	85,840	-

NET INCOME (LOSS) BEFORE INCOME TAXES	3,184,601	1,222,941	(858,789)

PROVISION FOR INCOME TAXES:
Income tax expense (benefit) (Note 4)	1,260,622	436,195	(295,754)

NET INCOME (LOSS)	1,923,979	786,746	(563,035)

OTHER COMPREHENSIVE LOSS:
Unrealized loss on investments, net of income taxes (Note 2)	(88,820)	(433,189)	-

COMPREHENSIVE INCOME (LOSS)	$1,835,159	$353,557	$(563,035)

The accompanying notes are an integral part of these statements.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES
(formerly Victoria Bay Asset Management, LLC)

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY (DEFICIT)

BALANCE, December 31, 2005	$388,924

Adjustment to opening members' equity (Note 8)	-

BALANCE, December 31, 2005, as restated	388,924

Contributions	74,020

Net loss	(563,035)

BALANCE, December 31, 2006, as restated	(100,091)

Contributions (Note 3)	1,280,906

Distributions	(343,769)

Other comprehensive loss (Note 6)	(433,189)

Offering costs (Note 2)	(1,501,996)

Net income	786,746

BALANCE, December 31, 2007, as restated	(311,393)

Other comprehensive loss (Note 6)	(88,820)

Offering costs (Note 2)	(553,756)

Distributions	(784,837)

Net income	1,923,979

BALANCE, December 31, 2008, as restated	$185,173

The accompanying notes are an integral part of these statements.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES
(formerly Victoria Bay Asset Management, LLC)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2008	2007	2006
	As Restated (Note 8)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,923,979	$786,746	$(563,035)
Adjustments to reconcile net income to net cash used in operating activities:
Realized gain from sales of securities	-	(85,415)	-
Increase in management fees receivable	(392,983)	(167,392)	(332,736)
Increase in deferred offering costs	(719,495)	(897,197)	(311,262)
(Increase) decrease in due from parent	-	295,754	(295,754)
(Increase) decrease in other assets	980	(2,940)	-
Increase (decrease) in due to parent	(109,539)	109,539	-
Increase in income taxes payable	254,498	30,902	-
Increase in expense waiver payable	311,038	-	-
Increase (decrease) in accounts payable	(410,756)	(572,357)	1,124,296

Net cash provided by (used in) operating activities	857,722	(502,360)	(378,491)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities	-	464,985	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	-	-	74,020
Distributions	(784,837)	-	-
Increase (decrease):
Minority interest in United States Oil Fund, LP	-	-	(980)
Minority interest in United States Natural Gas Fund, LP	-	-	980
Minority interest in United States Heating Oil Fund, LP	(980)	980	-
Minority interest in United States Gasoline Fund, LP	(980)	980	-
Minority interest in United States Short Oil Fund, LP	980	-	-
Minority interest in United States 12 Month Natural Gas Fund, LP	-	980	-

Net cash provided by (used in) financing activities	(785,817)	2,940	74,020

NET INCREASE (DECREASE) IN CASH	71,905	(34,435)	(304,471)

CASH, beginning of year	53,910	88,345	392,816

CASH, end of year	$125,815	$53,910	$88,345

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Investments and offering costs contributed by member, net of liabilities
assumed (Note 3)	$-	$800,313	$-
Distribution of investments to parent	$-	$343,769	$-

The accompanying notes are an integral part of these statements.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES
(formerly Victoria Bay Asset Management, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED

NOTE 1 -         ORGANIZATION AND OPERATION

Victoria Bay Asset Management, LLC was formed as a single-member limited liability company in the State of Delaware on May 10, 2005. On June 13, 2008, Victoria Bay Asset Management, LLC changed its name to United States Commodity Funds LLC (the “Company”).  The Company is the General Partner (the “General Partner”) of United States Oil Fund, LP (“USOF”), United States Natural Gas Fund, LP (“USNG”), United States Heating Oil Fund, LP (“USHO”). United States Gasoline Fund, LP (“USG”), United States 12 Month Oil Fund, LP (“US12OF”), United States 12 Month Natural Gas Fund, LP (“US12NG”) and United States Short Oil Fund, LP (“USSO”).  The Company is registered as a commodity pool operator with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”). USOF, USNG, USHO, USG and US12OF (collectively, the “Funds”) are commodity pools registered with the CFTC and members of the NFA that issue units that may be purchased and sold on the NYSE Arca, Inc. (“NYSE Arca”) under the ticker symbols “USO”, “UNG”, “UHN”, “UGA” and “USL”.

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

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES
(formerly Victoria Bay Asset Management, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED

NOTE 1 -          ORGANIZATION AND OPERATION (concluded)

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

The Company is a wholly owned subsidiary of Wainwright Holdings, Inc. (“Wainwright”), a Delaware corporation.  Wainwright is a holding company that is controlled by the president of the Company and serves as the initial limited partner of the Funds.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED

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

The Funds pay for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent units after their initial registration and all legal, accounting, printing and other expenses associated therewith. The Funds also pay the fees and expenses of the independent directors.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES
(formerly Victoria Bay Asset Management, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES
(formerly Victoria Bay Asset Management, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED

NOTE 2 -         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Income taxes

The Company has filed an election with the Internal Revenue Service to be treated as an association taxable as a corporation.  The Company files a consolidated federal income tax return with Wainwright and provides for income taxes as if the Company filed separately.  The Company, however, does not file consolidated for state income tax purposes.  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences or benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

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

Recent accounting pronouncements

Effective January 1, 2008, the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which establishes that a tax position taken or expected to be taken in a tax return is to be recognized in the consolidated financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for private companies for fiscal years beginning after December 15, 2008. The adoption of FIN 48 did not materially impact the Company’s financial statements.

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

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES
(formerly Victoria Bay Asset Management, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED

NOTE 2 -         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

Recent accounting pronouncements (concluded)

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

NOTE 3 -         CAPITALIZATION AND RELATED PARTY TRANSACTIONS

During the year ended December 31, 2008, the Company paid $784,837 in distributions to its member. During the year ended December 31, 2007, Wainwright contributed $1,280,906 in marketable securities in connection with its interest in the Company.  In addition, the Company and USOF have incurred offering and organizational costs in the amount of $2,023,991 which are not included in the accompanying consolidated financial statements at December 31, 2008.  Wainwright has provided funding for these costs, but is under no obligation to do so or continue funding these costs.  The Company and USOF are not required to reimburse Wainwright or its affiliates for any such costs incurred.  On June 1, 2007, accounts payable of $480,593 relating to USOF’s offering costs incurred but unpaid by Wainwright were assumed by the Company in connection with Wainwright’s equity infusion of marketable securities as mentioned above.  The effect of this transaction increased investments by $1,280,906, offering costs by $480,593, accounts payable by $480,593 and equity by $1,280,906.  Included in deferred offering costs at December 31, 2008 (for US12NG and USSO) and December 31, 2007 (for US12NG, USG and USHO) is $352,794 and $187,056 respectively, of initial offering and organizational costs incurred by the Funds.  These initial offering and organization costs incurred by the Funds will be borne by the Company and not be charged to the Funds.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES
(formerly Victoria Bay Asset Management, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED

NOTE 3 -         CAPITALIZATION AND RELATED PARTY TRANSACTIONS (concluded)

The Funds were each capitalized with $1,000, of which the Company contributed $20 and Wainwright contributed $980. The Company paid its parent distributions of $784,837 for the year ended December 31, 2008 and $343,769 for the year ended December 31, 2007.

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

NOTE 4 -         INCOME TAXES

The Company has filed an election with the Internal Revenue Service to be treated as an association taxable as a corporation.  The Company files a consolidated federal income tax return with Wainwright and provides for income taxes as if the Company filed separately.  The Company, however, does not file on a consolidated basis for state income tax purposes.  In connection with filing a consolidated federal income tax return, the Company has recorded federal income tax expense (benefit) and has recorded a corresponding due from parent and due to parent for its federal tax liability (benefit).  The Company had a receivable from Wainwright of $295,754 as of December 31, 2006 and a payable to Wainwright of $109,539 as of December 31, 2007 in connection with its federal tax liability (benefit).

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2008, 2007 and 2006 are as follows:

	December 31,
	2008	2007	2006

Deferred tax liabilities	$-	$-	$-

Deferred tax assets:
Unrealized losses on investments	$224,000	$186,000	$-
Valuation allowance for deferred tax asset	(224,000)	(186,000)	-

	$-	$-	$-

The valuation allowance increased by $38,000 and $186,000 for the years ended December 31, 2008 and 2007.

The deferred tax asset shown above relates to the unrealized losses on investments is accounted for as other comprehensive loss (see Note 6).

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES
(formerly Victoria Bay Asset Management, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED

NOTE 5 -         CONTRACTS AND AGREEMENTS

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

The Company, with each of the Funds are also parties to custodian agreements with Brown Brothers Harriman & Co. (“Brown Brothers”), whereby Brown Brothers holds investments on behalf of the Funds. The Company pays the fees of the custodian, which shall be determined by the parties from time to time. In addition, the Company, with each of the Funds, are parties to administrative agency agreements with Brown Brothers, whereby Brown Brothers acts as the administrative agent, transfer agent and registrar for each of the Funds. The Company also pays the fees of Brown Brothers for its services under these agreements and such fees will be determined by the parties from time to time.

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

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES
(formerly Victoria Bay Asset Management, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED

NOTE 5 -         CONTRACTS AND AGREEMENTS (concluded)

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

NOTE 6 -         ACCUMULATED COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss as of December 31, 2008, 2007 and 2006 are as follows:

Balance, December 31, 2006	$-

Unrealized holding losses on investments	(433,189)

Balance, December 31, 2007	(433,189)

Unrealized holding losses on investments	(88,820)

Balance, December 31, 2008	$(522,009)

The Company records its other comprehensive loss net of income tax expense (benefit).  As of December 31, 2008, the Company has not recorded an income tax expense or benefit associated with its other comprehensive loss (see Note 4).

NOTE 7 -         OFF-BALANCE SHEET RISKS AND CONTINGENCIES

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

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES
(formerly Victoria Bay Asset Management, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED

NOTE 7 -         OFF-BALANCE SHEET RISKS AND CONTINGENCIES (concluded)

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

NOTE 8 -         RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company’s management concluded that there were errors associated with the Company’s accounting for income taxes.  The Company was formed as a single-member limited liability company which is a disregarded entity for federal income tax purposes.  However, the Company filed an election with the Internal Revenue Service to treat the Company as an association taxable as a corporation.  As a result of the error in accounting for income taxes, the income tax payable, member distributions, income tax provision (benefit) and due from and to parent have been restated for the years ending December 31, 2008, 2007 and 2006.

There was no cumulative effect from the error on member’s equity as of December 31, 2005.  The following is a summary of the significant effects of the restatements on the Company’s consolidated statements of financial condition as of December 31, 2008, 2007 and 2006 and its consolidated statements of operations and cash flows for the years then ended.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES
(formerly Victoria Bay Asset Management, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED

NOTE 8 -         RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2008			December 31, 2007			December 31, 2006
	As			As			As
	Previously			Previously			Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
Consolidated Balance Sheet Data:
Assets:
Cash	$125,815	$-	$125,815	$53,910	$-	$53,910	$88,345	$-	$88,345
Receivables	893,111	-	893,111	500,128	-	500,128	332,736	-	332,736
Investments	34,579	-	34,579	123,398	-	123,398	-	-	-
Deferred offering costs	352,794	-	352,794	187,056	-	187,056	311,262	-	311,262
Due from parent	-	-	-	-	-	-	-	295,754	295,754
Other assets	1,960	-	1,960	2,940	-	2,940	-	-	-
	$1,408,259		$1,408,259	$867,432		$867,432	$732,343		$1,028,097

Liabilities:
Accounts payable and accrued expenses	$935,726	$-	$935,726	$1,035,444	$-	$1,035,444	$1,127,208	$-	$1,127,208
Due to parent	-	-	-	-	109,539	109,539	-	-	-
Income taxes payable	-	285,400	285,400	-	30,902	30,902	-	-	-
Minority interest	1,960	-	1,960	2,940	-	2,940	980	-	980
	937,686		1,223,086	1,038,384		1,178,825	1,128,188		1,128,188
Member's equity (deficit)	470,573	(285,400)	185,173	(170,952)	(140,441)	(311,393)	(395,845)	295,754	(100,091)
	$1,408,259		$1,408,259	$867,432		$867,432	$732,343		$1,028,097

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES
(formerly Victoria Bay Asset Management, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED

NOTE 8 -         RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (concluded)

	Year Ended December 31, 2008			Year Ended December 31, 2007			Year Ended December 31, 2006
	As			As			As
	Previously			Previously			Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated

Consolidated Statement of Operations Data:
Revenue	$8,631,883	$-	$8,631,883	$4,871,265	$-	$4,871,265	$1,460,448	$-	$1,460,448
Operating expenses	(5,478,198)	30,902	(5,447,296)	(3,734,164)	-	(3,734,164)	(2,319,237)	-	(2,319,237)
Other income	14	-	14	85,840	-	85,840	-	-	-
Provision for income taxes	-	(1,260,622)	(1,260,622)	-	(436,195)	(436,195)	-	295,754	295,754
Net income (loss)	3,153,699		1,923,979	1,222,941		786,746	(858,789)		(563,035)
Other comprehensive loss	(88,820)	-	(88,820)	(433,189)	-	(433,189)	-	-	-
Comprehensive income (loss)	$3,064,879		$1,835,159	$789,752		$353,557	$(858,789)		$(563,035)

Consolidated Statement of Cash Flows Data:
Cash flows from operating activities:
Net income (loss)	$3,153,699	$(1,229,720)	$1,923,979	$789,752	$(436,195)	$353,557	$(858,789)	$295,754	$(563,035)
Non-cash adjustments	-	-	-	(85,415)	85,415	-	-	-	-
Changes in operating accounts	(1,211,216)	144,959	(1,066,257)	(1,206,697)	1,206,697	-	480,298	(295,754)	184,544
	1,942,483		857,722	(502,360)		353,557	(378,491)		(378,491)
Cash flows from investing activities	-	-	-	464,985	(464,985)	-	-	-	-
Cash flows from financing activities:
Capital contributions	-	-	-	-	-	-	74,020	-	74,020
Distributions	(1,869,598)	1,084,761	(784,837)	-	-	-	-	-	-
Minority interests	(980)	-	(980)	2,940	(2,940)	-	-	-	-
	(1,870,578)		(785,817)	2,940		-	74,020		74,020
Net increase (decrease in cash)	71,905		71,905	(34,435)		353,557	(304,471)		(304,471)
Cash, beginning of year	53,910		53,910	88,345		88,345	392,816		392,816

Cash, end of year	$125,815		$125,815	$53,910		$441,902	$88,345		$88,345

Part IV

Item 15. Exhibits and Financial Statement Schedules.

Listed below are the exhibits which are filed as part of this Form 10-K/A (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United States Heating Oil Fund, LP (Registrant)
By: United States Commodity Funds LLC, its general partner

By:	/s/ Nicholas D. Gerber
Nicholas D. Gerber
Chief Executive Officer

Date: August 18, 2009

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer

Date: August 18, 2009