Form 10-Q
period 2009-09-30
United States Heating Oil Fund, LP
filed 2009-11-16
CIK 1396877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34016
 United States Heating Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-8837345
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1320 Harbor Bay Parkway, Suite 145
Alameda, California 94502
(Address of principal executive offices) (Zip code)

(510) 522-9600
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

☐ Yes    ☒ No

UNITED STATES HEATING OIL FUND, LP
Table of Contents

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Index to Condensed Financial Statements

Documents	Page

Condensed Statements of Financial Condition at September 30, 2009 (Unaudited) and December 31, 2008	2

Condensed Schedule of Investments (Unaudited) at September 30, 2009	3

Condensed Statements of Operations (Unaudited) for the three and nine months ended September 30, 2009, the three months ended September 30, 2008 and the period from April 9, 2008 (commencement of operations) to September 30, 2008	4

Condensed Statement of Changes in Partners’ Capital (Unaudited) for the nine months ended September 30, 2009	5

Condensed Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2009 and the period from April 9, 2008 (commencement of operations) to September 30, 2008	6

Notes to Condensed Financial Statements for the period ended September 30, 2009 (Unaudited)	7

United States Heating Oil Fund, LP
Condensed Statements of Financial Condition
At September 30, 2009 (Unaudited) and December 31, 2008

	September 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$12,724,987	$2,930,413
Equity in UBS Securities LLC trading accounts:
Cash	2,489,212	1,541,092
Unrealized loss on open commodity futures contracts	(207,354)	(69,250)
Receivable from general partner	66,875	87,698
Interest receivable	1,321	1,125
Other assets	66	-

Total assets	$15,075,107	$4,491,078

Liabilities and Partners' Capital
General Partner management fees payable (Note 3)	$7,199	$1,578
Brokerage commission fees payable	675	245
Other liabilities	75,807	101,357

Total liabilities	83,681	103,180

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	14,991,426	4,387,898
Total Partners' Capital	14,991,426	4,387,898

Total liabilities and partners' capital	$15,075,107	$4,491,078

Limited Partners' units outstanding	600,000	200,000
Net asset value per unit	$24.99	$21.94
Market value per unit	$24.93	$21.59

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At September 30, 2009

	Number of	Loss on Open Commodity	% of Partners'
	Contracts	Contracts	Capital
Open Futures Contracts — Long
United States Contracts
NYMEX Heating Oil Futures HO contracts, expire November 2009	195	$(207,354)	(1.38)

	Principal Amount	Market Value
Cash Equivalents
United States - Money Market Fund
Fidelity Institutional Government Portfolio – Class I	$5,502,154	$5,502,154	36.70
Goldman Sachs Financial Square Funds - Government Fund – Class SL	5,292,877	5,292,877	35.31

Total Cash Equivalents		$10,795,031	72.01

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP
Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2009, the three months ended September 30, 2008 and the period from April 9, 2008 (commencement of operations) to September 30, 2008

	Three months ended	Three months ended	Nine months ended	Period from April 9, 2008 to
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(812,470)	$(5,160,725)	$584,245	$(1,815,446)
Change in unrealized gain (loss) on open positions	102,371	247,645	(138,104)	504,118
Interest income	3,188	70,272	10,027	136,595
Other income	2,000	1,000	3,000	3,000

Total income (loss)	(704,911)	(4,841,808)	459,168	(1,171,733)

Expenses
General Partner management fees (Note 3)	16,247	22,202	32,798	44,904
Brokerage commissions	3,285	2,423	7,055	5,914
Other expenses	26,107	108,756	76,790	208,567

Total expenses	45,639	133,381	116,643	259,385

Expense waiver	(21,238)	(99,537)	(66,875)	(190,237)

Net expenses	24,401	33,844	49,768	69,148

Net income (loss)	$(729,312)	$(4,875,652)	$409,400	$(1,240,881)
Net income (loss) per limited partnership unit	$4.22	$(17.31)	$3.05	$(4.18)
Net income (loss) per weighted average limited partnership unit	$(1.69)	$(18.01)	$1.31	$(4.47)
Weighted average limited partnership units outstanding	431,522	270,652	311,722	277,714

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP
Condensed Statement of Changes in Partners' Capital (Unaudited)
For the nine months ended September 30, 2009

	General Partner	Limited Partners	Total

Balances, at December 31, 2008	$-	$4,387,898	$4,387,898
Addition of 400,000 partnership units	-	10,194,128	10,194,128
Net income	-	409,400	409,400

Balances, at September 30, 2009	$-	$14,991,426	$14,991,426

Net Asset Value Per Unit
At December 31, 2008	$21.94
At September 30, 2009	$24.99

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2009 and the period from April 9, 2008 (commencement of operations) to September 30, 2008

		Period from
	Nine months ended	April 9, 2008 to
	September 30, 2009	September 30, 2008
Cash Flows from Operating Activities:
Net income (loss)	$409,400	$(1,240,881)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Increase in commodity futures trading account - cash	(948,120)	(894,386)
Unrealized (gain) loss on futures contracts	138,104	(504,118)
Decrease in receivable from general partner	20,823	-
Increase in interest receivable and other assets	(262)	(202,904)
Increase in management fees payable	5,621	4,958
Increase in commission fees payable	430	485
Increase (decrease) in other liabilities	(25,550)	206,551

Net cash used in operating activities	(399,554)	(2,630,295)

Cash Flows from Financing Activities:
Subscription of partnership units	10,194,128	15,303,202
Redemption of partnership units	-	(4,900,134)

Net cash provided by financing activities	10,194,128	10,403,068

Net Increase in Cash and Cash Equivalents	9,794,574	7,772,773

Cash and Cash Equivalents, beginning of period	2,930,413	1,000
Cash and Cash Equivalents, end of period	$12,724,987	$7,773,773

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP
Notes to Condensed Financial Statements
For the period ended September 30, 2009(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Heating Oil Fund, LP (“USHO”) was organized as a limited partnership under the laws of the state of Delaware on April 13, 2007. USHO is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USHO’s units traded on the American Stock Exchange (the “AMEX”). USHO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of March 7, 2008 (the “LP Agreement”). The investment objective of USHO is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the spot price of heating oil (also known as No. 2 fuel oil) for delivery to the New York harbor as measured by the changes in the price of the futures contract on heating oil as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USHO’s expenses. USHO accomplishes its objective through investments in futures contracts for heating oil, crude oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other heating oil-related investments such as cash-settled options on Futures Contracts, forward contracts for heating oil and over-the-counter transactions that are based on the price of heating oil, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Heating Oil-Related Investments”). As of September 30, 2009, USHO held 195 Futures Contracts traded on the NYMEX.

USHO commenced investment operations on April 9, 2008 and has a fiscal year ending on December 31. United States Commodity Funds LLC (formerly known as Victoria Bay Asset Management, LLC) (the “General Partner”) is responsible for the management of USHO. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission effective December 1, 2005. The General Partner is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”) and the United States Gasoline Fund, LP (“UGA”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UGA” on February 26, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s and UGA’s units commenced trading on the NYSE Arca on November 25, 2008.  The General Partner is also the general partner of the United States Short Oil Fund, LP (“USSO”), which listed its limited partnership units on the NYSE Arca on September 24, 2009.  The General Partner has also filed registration statements to register units of the United States 12 Month Natural Gas Fund, LP and the United States Brent Oil Fund, LP.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America. The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the condensed financial statements for the interim period.

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

In April 2008, USHO initially registered 10,000,000 units on Form S-1 with the SEC.  On April 9, 2008, USHO listed its units on the AMEX under the ticker symbol “UHN”. On that day, USHO established its initial net asset value by setting the price at $50.00 per unit and issued 200,000 units in exchange for $10,001,000. USHO also commenced investment operations on April 9, 2008 by purchasing Futures Contracts traded on the NYMEX based on heating oil.  As of September 30, 2009, USHO had registered a total of 10,000,000 units and had 600,000 units outstanding.

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at September 30, 2009.

Offering Costs

Offering costs incurred in connection with the registration of additional units after the initial registration of units are borne by USHO. These costs include registration fees paid to regulatory agencies and all legal, accounting, printing and other expenses associated with such offerings. These costs will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted.

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

Ongoing Registration Fees and Other Offering Expenses

USHO pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2009 and the period from April 9, 2008 (commencement of operations) to September 30, 2008, USHO incurred $0 and $0, respectively, in registration fees and other offering expenses since the initial offering of units is still ongoing.

Directors’ Fees

USHO is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. USHO shares these fees with USOF, USNG, US12OF, UGA and USSO based on the relative assets of each fund, computed on a daily basis. These fees for the calendar year 2009 are estimated to be a total of $477,000 for all funds.

Licensing Fees

As discussed in Note 4, USHO entered into a licensing agreement with the NYMEX on May 30, 2007. Pursuant to the agreement, USHO and the affiliated funds managed by the General Partner pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. During the nine months ended September 30, 2009 and the period from April 9, 2008 (commencement of operations) to September 30, 2008, USHO incurred $1,304 and $2,366 respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USHO’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees which are borne by the General Partner, are paid by USHO.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, USHO pays all brokerage fees, taxes and other expenses in connection with the operation of USHO, excluding costs and expenses paid by the General Partner as outlined in Note 4. The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of USHO’s NAV, on an annualized basis, through at least December 31, 2009. The General Partner has no obligation to continue such payment into subsequent periods.

NOTE 4 - CONTRACTS AND AGREEMENTS

USHO is party to a marketing agent agreement, dated as of March 10, 2008, with the Marketing Agent and the General Partner, whereby the Marketing Agent provides certain marketing services for USHO as outlined in the agreement. The fee of the Marketing Agent, which is borne by the General Partner, is equal to 0.06% on USHO’s assets up to $3 billion; and 0.04% on USHO’s assets in excess of $3 billion.

The above fees do not include the following expenses, which are also borne by the General Partner: the cost of placing advertisements in various periodicals; web construction and development; or the printing and production of various marketing materials.

USHO is also party to a custodian agreement, dated March 13, 2008, with Brown Brothers Harriman & Co. (“BBH&Co.”) and the General Partner, whereby BBH&Co. holds investments on behalf of USHO. The General Partner pays the fees of the custodian, which are determined by the parties from time to time. In addition, USHO is party to an administrative agency agreement, dated February 7, 2008, with the General Partner and BBH&Co., whereby BBH&Co. acts as the administrative agent, transfer agent and registrar for USHO. The General Partner also pays the fees of BBH&Co. for its services under this agreement and such fees are determined by the parties from time to time.

Currently, the General Partner pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to USHO and each of the affiliated funds managed by the General Partner, as well as a $20,000 annual fee for its transfer agency services. In addition, the General Partner pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of USHO’s, USOF’s, USNG’s, US12OF’s, UGA’s and USSO’s combined net assets, (b) 0.0465% for USHO’s, USOF’s, USNG’s, US12OF’s, UGA’s and USSO’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USHO’s, USOF’s, USNG’s, US12OF’s, UGA’s and USSO’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. The General Partner also pays transaction fees ranging from $7.00 to $15.00 per transaction.

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

USHO may enter into futures contracts and options on futures contracts to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery.

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

USHO invests a portion of its cash in money market funds that seek to maintain a stable net asset value. USHO is exposed to any risk of loss associated with an investment in these money market funds. As of September 30, 2009 and December 31, 2008, USHO had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $15,214,199 and $4,471,505, respectively. This amount is subject to loss should these institutions cease operations.

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

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, USHO adopted Accounting Standards Codification 820 – Fair Value Measurements and Disclosures (“ASC 820”).  ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. The changes to past practice resulting from the application of ASC 820 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. ASC 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of USHO (observable inputs) and (2) USHO’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the ASC 820 hierarchy are as follows:

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

The following table summarizes the valuation of USHO’s securities at September 30, 2009 using the fair value hierarchy:

At September 30, 2009	Total	Level I	Level II	Level III

Short-Term Investments	$10,795,031	$10,795,031	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(207,354)	(207,354)	—	—

NOTE 7 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the nine months ended September 30, 2009 and the period from April 9, 2008 (commencement of operations) to September 30, 2008 for the unitholders. This information has been derived from information presented in the condensed financial statements.

		For the period from
	For the nine months ended September 30, 2009	April 9, 2008 to September 30, 2008
	(Unaudited)	(Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$21.94	$50.00
Total income (loss)	3.21	(3.93)
Net expenses	(0.16)	(0.25)
Net increase (decrease) in net asset value	3.05	(4.18)
Net asset value, end of period	$24.99	$45.82

Total Return	13.90%	(8.36)%

Ratios to Average Net Assets
Total income (loss)	6.28%	(7.49)%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	1.53%	2.86%
Expense waived*	(1.22)%	(2.54)%
Net expenses excluding management fees*	0.31%	0.32%
Net income (loss)	5.60%	(7.93)%

*Annualized

Total returns are calculated based on the change in value during the period. An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USHO.

NOTE 8 – RECENTLY ADOPTED ACCOUNTING STANDARDS

In March 2008, the Financial Accounting Standards Board released Accounting Standards Codification 815 – Derivatives and Hedging (“ASC 815”). ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. USHO adopted ASC 815 on January 1, 2009.

NOTE 9 – SUBSEQUENT EVENTS

USHO has performed an evaluation of subsequent events through November 16, 2009, which is the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

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

Introduction

USHO, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of USHO is to have the changes in percentage terms of its units’ net asset value (“NAV”) reflect the changes in percentage terms of the spot price of heating oil, as measured by the changes in the price of the futures contract on heating oil for delivery to the New York harbor as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less USHO’s expenses.

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

The regulation of Heating Oil Interests in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action.  As stated in the section “What are the Risk Factors Involved with an Investment in USHO?” of USHO’s prospectus as filed with the SEC, regulation of the commodity interests and energy markets is extensive and constantly changing; future regulatory developments in the commodity interests and energy markets are impossible to predict but may significantly and adversely affect USHO.

Currently, a number of proposals to alter the regulation of Heating Oil Interests are being considered by federal regulators and legislators. These proposals include the imposition of hard position limits on energy-based commodity futures contracts, the extension of position and accountability limits to futures contracts on non-U.S. exchanges previously exempt from such limits, and the forced use of clearinghouse mechanisms for all over-the-counter transactions. An additional proposal would aggregate and limit all positions in energy futures held by a single entity, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter contracts. If any of the aforementioned proposals is implemented, USHO’s ability to meet its investment objective may be negatively impacted.

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

Heating oil futures prices were volatile during the nine months ended September 30, 2009. The price of the Benchmark Futures Contract started the period at the $1.4421 per gallon level. It rose sharply over the course of the period and hit a peak on August 5, 2009 of approximately $1.957 per gallon. The low of the period was on March 11, 2009 when prices dropped to the $1.133 per gallon level. The period ended with the Benchmark Futures Contract at $1.8324 per gallon, up approximately 27% over the period. Similarly, USHO’s NAV rose during the period from a starting level of $21.94 per unit to a high on August 5, 2009 of $27.55 per unit. USHO’s NAV reached its low for the period on March 11, 2009 at $17.40 per unit. The NAV on September 30, 2009 was $24.99, up approximately 13.90% over the period. The return of approximately 27.06% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding futures contracts. An investment in heating oil futures contracts would need to be rolled forward during the time period described in order to achieve such a result.

At the beginning of the first quarter of 2009, the heating oil futures market was in a state of contango, meaning that the price of the near month heating oil futures contract was typically lower than the price of the next month heating oil futures contract, or contracts further away from expiration.  For the first half of 2009, the heating oil futures market remained in contango, except for 1 day, when the heating oil futures market moved into a mild backwardation market then returned to a contango market.  A backwardation market is one in which the price of the near month heating oil futures contract is higher than the price of the next month heating oil futures contract, or contracts further away from expiration.  At the end of the first quarter of 2009, the market moved into a much steeper contango market and remained in a steeper contango market for the balance of the first half of 2009.  The heating oil futures market remained in contango through the quarter ended September 30, 2009.  For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Heating Oil Futures Prices and the Impact on Total Returns.”

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

Since its initial offering of 10,000,000 units, USHO has not made any subsequent offerings of its units. As of September 30, 2009, USHO had issued 800,000 units, 600,000 of which were outstanding. As of September 30, 2009, there were 9,200,000 units registered but not yet issued.

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

For the Nine Months Ended September 30, 2009 Compared to the Period from April 9, 2008 (Commencement of Operations) to September 30, 2008

Since USHO was conducting operations for only a portion of the nine months ended September 30, 2008, the comparison of the results of operations for the nine months ended September 30, 2009 and the period from April 9, 2008 to September 30, 2008 may not be meaningful.

As of September 30, 2009, the total unrealized loss on heating oil Futures Contracts owned or held on that day was $207,354 and USHO established cash deposits, including cash investments in money market funds that were equal to $15,214,199. USHO held 83.64% of its cash assets in overnight deposits and money market funds at its custodian bank, while 16.36% of the cash balance was held with the futures commission merchant as margin deposits for the Futures Contracts purchased.  The ending per unit NAV on September 30, 2009 was $24.99.

By comparison, as of September 30, 2008, the total unrealized gain on heating oil Futures Contracts owned or held on that day was $504,118 and USHO established cash deposits, including cash investments in money market funds that were equal to $8,668,159. USHO held 89.68% of its cash assets in overnight deposits and money market funds at USHO’s custodian bank, while 10.32% of the cash balance was held with the futures commission merchant as margin deposits for the Futures Contracts purchased. The ending per unit NAV on September 30, 2008 was $45.82. The decrease in the per unit NAV from September 30, 2008 to September 30, 2009 was primarily a result of sharply lower prices for heating oil and the related decline in the value of the Futures Contracts that USHO had invested in between the period ended September 30, 2008 and the period ended September 30, 2009.

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

During the nine months ended September 30, 2009, the daily average total net assets of USHO were $7,308,505. During the nine months ended September 30, 2009, the management fee paid by USHO amounted to $32,798, which was calculated at 0.60% of its average net assets and was accrued daily. By comparison, during the period from April 9, 2008 to September 30, 2008, the daily average total net assets of USHO were $15,652,343. The management fee paid by USHO during the period amounted to $44,904, which was calculated at 0.60% of its average net assets and was accrued daily.

In addition to the management fee, USHO pays all brokerage fees, taxes and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees, taxes and expenses for the nine months ended September 30, 2009 was $83,845, as compared to $214,481 for the period from April 9, 2008 to September 30, 2008. The decrease in expenses from the period from April 9, 2008 to September 30, 2008 to the nine months ended September 30, 2009 was primarily due to the relative size of USHO and activity that resulted from its decreased size, including decreased licensing fees and decreased tax reporting costs due to the fewer number of unitholders during the period. USHO did not incur any ongoing registration fees or other expenses relating to the registration and offering of additional units for the nine months ended September 30, 2009 or for the period from April 9, 2008 to September 30, 2008. Expenses incurred in connection with organizing USHO and the costs of the initial offering of units were borne by the General Partner, and are not subject to reimbursement by USHO.

USHO is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. USHO shares these fees with the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Short Oil Fund, LP (“USSO”) based on the relative assets of each fund computed on a daily basis. These fees for calendar year 2009 are estimated to be a total of $477,000 for all funds. By comparison, for the year ended December 31, 2008, these fees amounted to a total of $282,000 for all funds, and USHO’s portion of such fees was $1,422. Directors’ expenses are expected to increase in 2009 due to payment for directors’ and officers’ liability insurance and an increase in the compensation awarded to the independent directors of the General Partner. Effective as of March 3, 2009, the General Partner has obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage.

USHO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Heating Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the nine months ended September 30, 2009, total commissions paid to brokers amounted to $7,055. By comparison, during the period from April 9, 2008 to September 30, 2008, total commissions paid to brokers amounted to $5,914. The increase in the total commissions paid to brokers from the period from April 9, 2008 to September 30, 2008 to the nine months ended September 30, 2009 was primarily a function of the reporting period being longer than the comparison period. As an annualized percentage of average net assets, the figure for the nine months ended September 30, 2009 represents approximately 0.13% of average net assets. By comparison, the figure for the period from April 9, 2008 to September 30, 2008 represented approximately 0.08% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

Interest Income. USHO seeks to invest its assets such that it holds Futures Contracts and Other Heating Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USHO to pay the full amount of the contract value at the time of purchase, but rather require USHO to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USHO retains an amount that is approximately equal to its total net assets, which USHO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USHO’s custodian bank. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the nine months ended September 30, 2009, USHO earned $10,027 in interest income on such cash holdings. Based on USHO’s average daily total net assets, this is equivalent to an annualized yield of 0.18%. USHO did not purchase Treasuries during the nine months ended September 30, 2009 and held all of its funds in cash and/or cash equivalents during this time period. By comparison, for the period from April 9, 2008 to September 30, 2008, USHO earned $136,595 in interest income on such cash holdings. Based on USHO’s average daily total net assets, this was equivalent to an annualized yield of 1.82%. USHO did not purchase Treasuries during the period from April 9, 2008 to September 30, 2008 and held all of its funds in cash and/or cash equivalents during this time period. Interest rates on short-term investments in the United States, including cash, cash equivalents, and short-term Treasuries, were sharply lower during the nine months ended September 30, 2009 compared to the period from April 9, 2008 to September 30, 2008. As a result, the amount of interest earned by USHO as a percentage of total net assets was lower during the nine months ended September 30, 2009 compared to the period from April 9, 2008 to September 30, 2008.

For the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

During the three months ended September 30, 2009, the daily average total net assets of USHO were $10,743,430. During the three months ended September 30, 2009, the management fee paid by USHO amounted to $16,274, which was calculated at 0.60% of its average net assets and was accrued daily. By comparison, during the three months ended September 30, 2008, the daily average total net assets of USHO were $15,625,343. The management fee paid by USHO during the period amounted to $44,904, which was calculated at 0.60% of average net assets and was accrued daily.

In addition to the management fee, USHO pays all brokerage fees, taxes and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees, taxes and expenses for the three months ended September 30, 2009 was $29,392, as compared to $111,179 for the three months ended September 30, 2008. The decrease in expenses from the three months ended September 30, 2008 to the three months ended September 30, 2009 was primarily due to the relative size of USHO and activity that resulted from its decreased size, including decreased licensing fees and decreased tax reporting costs due to the fewer number of unitholders during the period. For the three months ended September 30, 2009 and for the three months ended September 30, 2008, USHO did not incur any fees and other expenses relating to the registration and offering of additional units. Expenses incurred in connection with organizing USHO and the costs of the initial offering of units were borne by the General Partner, and are not subject to reimbursement by USHO.

USHO is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. USHO shares these fees with USOF, USNG, US12OF, UGA and USSO based on the relative assets of each fund computed on a daily basis. The fees for the three months ended September 30, 2009 amounted to a total of $80,648 for all funds, and USHO’s portion of such fees was $142. By comparison, for the three months ended September 30, 2008, these fees amounted to a total of $72,126 for all funds, and USHO’s portion of such fees was $517. Directors’ expenses increased from the three months ended September 30, 2008 to the three months ended September 30, 2009 due to payment for directors’ and officers’ liability insurance, an increase in the compensation awarded to the independent directors of the General Partner and the reporting period being longer than the comparison period. Effective as of March 3, 2009, the General Partner has obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage.

USHO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Heating Oil-Related Investments or Treasuries. During the three months ended September 30, 2009, total commissions paid to brokers amounted to $3,285. By comparison, during the three months ended September 30, 2008, total commissions paid to brokers amounted to $2,423. The increase in the total commissions paid to brokers from the three months ended September 30, 2008 to the three months ended September 30, 2009 was primarily a function of the increase in USHO’s average total net assets and increased redemptions and creations of units during the three months ended September 30, 2009. As an annualized percentage of average net assets, the figure for the three months ended September 30, 2009 represents approximately 0.12% of average net assets. By comparison, the figure for the three months ended September 30, 2008 represented approximately 0.08% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

Interest Income. USHO seeks to invest its assets such that it holds Futures Contracts and Other Heating Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USHO to pay the full amount of the contract value at the time of purchase, but rather require USHO to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USHO retains an amount that is approximately equal to its total net assets, which USHO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USHO’s custodian bank. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the three months ended September 30, 2009, USHO earned $3,188 in interest income on such cash holdings. Based on USHO’s average daily total net assets, this is equivalent to an annualized yield of 0.12%. USHO did not purchase Treasuries during the three months ended September 30, 2009and held all of its funds in cash and/or cash equivalents during this time period. By comparison, for the three months ended September 30, 2008, USHO earned $136,595 in interest income on such cash holdings. Based on USHO’s average daily total net assts, this was equivalent to an annualized yield of 1.82%. USHO did not purchase Treasuries during the three months ended September 30, 2008 and held all of its funds in cash and/or cash equivalents during this time period. Interest rates on short-term investments in the United States, including cash, cash equivalents, and short-term Treasuries, were sharply lower during the three months ended September 30, 2009 compared to the three months ended September 30, 2008. As a result, the amount of interest earned by USHO as a percentage of total net assets was lower during the nine months ended September 30, 2009 compared to the three months ended September 30, 2008.

Tracking USHO’s Benchmark

USHO seeks to manage its portfolio such that changes in its average daily NAV, on a percentage basis, closely track the changes in the average daily price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USHO seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in the NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-day time period was 0.5% per day, USHO’s management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). USHO’s portfolio management goals do not include trying to make the nominal price of USHO’s NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for heating oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed heating oil Futures Contracts.

For the 30 valuation days ended September 30, 2009, the simple average daily change in the Benchmark Futures Contract was -0.135%, while the simple average daily change in the NAV of USHO over the same time period was -0.136%. The average daily difference was -0.02% (or -0.00002 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -0.391% meaning that over this time period USHO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USHO’s NAV versus the daily movement of the Benchmark Futures Contract for the 30-day period ended September 30, 2009.

Daily Movement in USHO's NAV vs Daily Movement in Benchmark*
(30 valuation days ending September 30, 2009)

5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
8/18/2009
8/20/2009
8/22/2009
8/24/2009
8/26/2009
8/28/2009
8/30/2009
9/1/2009
9/3/2009
9/5/2009
9/7/2009
9/9/2009
9/11/2009
9/13/2009
9/15/2009
9/17/2009
9/19/2009
9/21/2009
9/23/2009
9/25/2009
9/27/2009
9/29/2009
NAV Change
Benchmark Change

****PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS***

USHO Monthly Total Return vs Benchmark Futures Contracts*
(monthly since inception through September 30, 2009)

25.00%
15.00%
5.00%
-5.00%
-15.00%
-25.00%
-35.00%
Apr-08
May-08
Jun-08
Jul-08
Aug-08
Sep-08
Oct-08
Nov-08
Dec-08
Jan-09
Feb-09
Mar-09
Apr-09
May-09
Jun-09
Jul-09
Aug-09
Sep-09
NAV Monthly Return
Benchmark Return

****PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS***

Since the offering of USHO’s units to the public on April 9, 2008 to September 30, 2009, the simple average daily change in the Benchmark Futures Contract was -0.139%, while the simple average daily change in the NAV of USHO over the same time period was -0.138%. The average daily difference was 0.001% (or 0.1 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -0.184%, meaning that over this time period USHO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of USHO versus the return of its Benchmark Futures Contract can be calculated by comparing the actual return of USHO, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that USHO’s returns had been exactly the same as the daily changes in its Benchmark Futures Contract.

For the nine months ended September 30, 2009, the actual total return of USHO as measured by changes in its NAV was 13.90%. This is based on an initial NAV of $21.94 on December 31, 2008 and an ending NAV as of September 30, 2009 of $24.99. During this time period, USHO made no distributions to its unitholders. However, if USHO’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, USHO would have ended the third quarter of 2009 with an estimated NAV of $25.03, for a total return over the relevant time period of 14.08%. The difference between the actual NAV total return of USHO of 13.90% and the expected total return based on the Benchmark Futures Contract of 14.08% was an error over the time period of 0.18%, which is to say that USHO’s actual total return trailed the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that USHO collected on its cash and cash equivalent holdings. During the nine months ended September 30, 2009, USHO received interest income of $10,027, which is equivalent to a weighted average interest rate of 0.18% for the nine months ended September 30, 2009. In addition, during the nine months ended September 30, 2009, USHO also collected $3,000 from its authorized purchasers (“Authorized Purchasers”) creating or redeeming baskets of units. This income also contributed to USHO’s actual return. However, if the total assets of USHO continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return. During the nine months ended September 30, 2009, USHO incurred net expenses of $49,798. Income from interest and brokerage collections net of expenses was $(36,741) which is equivalent to a weighted average net interest rate of -0.67% for the nine months ended September 30, 2009.

By comparison, for the period from April 9, 2008 to September 30, 2008, the actual total return of USHO as measured by changes to its NAV was -8.36%.  This is based on an initial NAV of $50.00 on April 9, 2008 and an ending NAV as of September 30, 2008 of $45.82. During this time period, USHO made no distributions to its unitholders. However, if USHO’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, USHO would have ended the third quarter of 2008 with an estimated NAV of $45.63, for a total return over the relevant time period of (8.74)%. The difference between the actual NAV total return of USHO of -8.36% and the expected total return based on the Benchmark Futures Contract of (8.74)% was an error over the time period of 0.38%, which is to say that USHO’s actual total return exceeded the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that USHO collected on its cash and cash equivalent holdings. During the period from April 9, 2008 to September 30, 2008, USHO received interest income of $136,595, which is equivalent to a weighted average interest rate of 1.82% for the period from April 9, 2008 to September 30, 2008. In addition, during the period from April 9, 2008 to September 30, 2008, USHO also collected $3,000 from its authorized purchasers (“Authorized Purchasers”) creating or redeeming baskets of units. This income also contributed to USHO’s actual return exceeding the benchmark results.

There are currently three factors that have impacted or are most likely to impact USHO’s ability to accurately track its Benchmark Futures Contract.

First, USHO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which USHO executes the trade. In that case, USHO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily NAV of USHO to either be too high or too low relative to the changes in the Benchmark Futures Contract.  During the nine months ended September 30, 2009, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USHO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USHO’s attempt to track the Benchmark Futures Contract over time.

Second, USHO earns interest on its cash, cash equivalents and Treasury holdings. USHO is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the nine months ended September 30, 2009. Interest payments, and any other income, were retained within the portfolio and added to USHO’s NAV. When this income exceeds the level of USHO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), USHO will realize a net yield that will tend to cause daily changes in the NAV of USHO to track slightly higher than daily changes in the Benchmark Futures Contract.  During the nine months ended September 30, 2009, USHO earned, on an annualized basis, approximately 0.18% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees and approximately 0.13% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.18% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately -0.73% and affected USHO’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, USHO may hold Other Heating Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the NAV of USHO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2009, USHO did not hold any Other Heating Oil-Related Investments. However, there can be no assurance that in the future USHO will not make use of such Other Heating Oil-Related Investments, which may have the effect of increasing transaction related expenses and result in increased tracking error.

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

Price of Near Month Heating Oil Contract Minus Next Month Heating Oil Contract *
(10 years ending December 31, 2008)

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of USHO is not to have the market price of its units match, dollar for dollar, changes in the spot price of heating oil, contango and backwardation have impacted the total return on an investment in USHO units during the past year relative to a hypothetical direct investment in heating oil. For example, an investment in USHO units made on December 31, 2008 and held to September 30, 2009 increased, based upon the changes in the NAV for USHO units on those days, by approximately 13.90%, while the spot price of heating oil for immediate delivery during the same period increased by approximately 14.08% (note: this comparison ignores the potential costs associated with physically owning and storing heating oil, which could be substantial).

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

Heating Oil Market.  During the nine months ended September 30, 2009, the price of heating oil in the United States, as measured by changes in the price of the futures contract traded on the NYMEX that was closest to expiration, rose by approximately 27.06% from $1.4421 per gallon to $1.8324 per gallon. (Investors are cautioned that these represent prices for heating oil on a wholesale basis and should not be directly compared to retail prices.)

During the nine months ended September 30, 2009, the price of crude oil, the raw material from which heating oil is refined, rose by approximately 58.32% from approximately $44.60 per barrel to approximately $70.61 per barrel. The price of crude oil was influenced by several factors, including ongoing weak demand for crude oil globally and modest decreases in the production levels of crude oil. However, oil prices still increased as investors looked forward to improvements in the global economy. Management believes, however, that should the global economic situation remain weak, there is a meaningful possibility that crude oil prices could retreat from their current levels.

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

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one year period ended September 30, 2009, crude oil continued to have a strong positive correlation with heating oil and unleaded gasoline. During this period, it also had a slightly weaker correlation with the movements of natural gas than it had displayed over the ten year period ended December 31, 2008. Notably, the correlation between crude oil and both large cap U.S. equities and global equities, which had been essentially non-correlated over the ten year period ended December 31, 2008, displayed results that indicated that they had a mildly positive correlation over this shorter time period, particularly due to the recent downturn in the U.S. economy. Finally, the results showed that crude oil and U.S. government bonds, which had essentially been non-correlated for the ten year period ended December 31, 2008, were weakly negatively correlated over this more recent time period.

Correlation Matrix 12 months ended September 30, 2009	Large Cap US Equities (S&P 500)	US Gov't Bonds (EFFAS US Govt Bond Index)	Global Equities (FTSE World Index)	Oil	Unleaded Gasoline	Natural Gas	Heating Oil

Large Cap US Equities (S&P 500)	1.000	0.088	0.988	0.706	0.522	0.205	0.694

US Gov't Bonds (EFFAS US Govt Bond Index)		1.000	0.102	-0.313	-0.423	0.082	-0.303

Global Equities (FTSE World Index)			1.000	0.705	0.552	0.205	0.697

Oil				1.000	0.768	0.193	0.810

Unleaded Gasoline					1.000	-0.089	0.865

Natural Gas						1.000	0.252

Heating Oil							1.000

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

The correlations between heating oil, crude oil, natural gas and gasoline are relevant because the General Partner endeavors to invest USHO’s assets in Futures Contracts and Other Heating Oil-Related Investments so that daily changes in percentage terms in USHO’s NAV correlate as closely as possible with daily changes in percentage terms in the price of the Benchmark Futures Contract. If certain other fuel-based commodity futures contracts do not closely correlate with the heating oil Futures Contract, then their use could lead to greater tracking error. As noted above, the General Partner also believes that the changes in percentage terms in the price of the Benchmark Futures Contract will closely correlate with changes in percentage terms in the spot price of heating oil.

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

Liquidity and Capital Resources

USHO has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. USHO has met, and it is anticipated that USHO will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments, or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. USHO’s liquidity needs include: redeeming units, providing margin deposits for its existing Futures Contracts or the purchase of additional Futures Contracts and posting collateral for its over-the-counter contracts and  payment of its expenses, summarized below under “Contractual Obligations.”

USHO currently generates cash primarily from (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) interest earned on Treasuries, cash and/or cash equivalents. USHO has allocated substantially all of its net assets to trading in Heating Oil Interests. USHO invests in Heating Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Heating Oil-Related Investments. A significant portion of the NAV is held in cash and cash equivalents that are used as margin and as collateral for USHO’s trading in Heating Oil Interests. The balance of the net assets is held in USHO’s account at its custodian bank. Interest earned on USHO’s interest-bearing funds is paid to USHO. During the nine months ended September 30, 2009, USHO’s expense’s exceeded the interest income USHO earned and the cash earned by the sale of Creation Baskets and the redemption of Redemption Baskets. To the extent expenses have exceeded interest income, USHO’s NAV will be negatively impacted.

USHO’s investment in Heating Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USHO from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2009, USHO was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USHO cannot predict whether such an event may occur in the future.

Prior to the initial offering of USHO, all payments with respect to USHO’s expenses were paid by the General Partner. USHO does not have an obligation or intention to refund such payments by the General Partner. The General Partner is under no obligation to pay USHO’s current or future expenses. Since such date, USHO has been responsible for expenses relating to (i) management fees, (ii) brokerage fees and commissions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its units subsequent to the initial offering, (v) taxes and other expenses, including certain tax reporting costs, (vi) fees and expenses of the independent directors of the General Partner and (vii) other extraordinary expenses not in the ordinary course of business, while the General Partner has been responsible for expenses relating to the fees of USHO’s marketing agent, administrator and custodian and registration expenses relating to the initial offering of units.. If the General Partner and USHO are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, USHO will terminate and investors may lose all or part of their investment.

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

As of September 30, 2009, USHO had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $15,214,199. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of September 30, 2009, USHO has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USHO. While USHO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USHO’s financial position.

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

The General Partner pays the fees of USHO’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of USHO’s condensed financial statements and its SEC and CFTC reports. The General Partner and USHO have also entered into a licensing agreement with the NYMEX pursuant to which USHO and the affiliated funds managed by the General Partner pay a licensing fee to the NYMEX. USHO also pays the fees and expenses associated with its tax accounting and reporting requirements with the exception of certain initial implementation service fees and base service fees which are paid by the General Partner. The General Partner, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by USHO to the extent that such expenses exceed 0.15% (15 basis points) of USHO’s NAV, on an annualized basis, through at least December 31, 2009. The General Partner has no obligation to continue such payment into subsequent periods.

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

During the nine months ended September 30, 2009, USHO did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during the nine months ended September 30, 2009, USHO was not exposed to counterparty risk.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

Except as noted below, there has not been a material change from the risk factors previously disclosed in USHO's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

In the wake of the economic crisis last year, the Administration, federal regulators and Congress are revisiting the regulation of the financial sector, including securities and commodities markets. These efforts are likely to result in significant changes in the regulation of these markets.

Currently, a number of proposals that would alter the regulation of Heating Oil Interests are being considered by federal regulators and Congress. These proposals include the imposition of fixed position limits on energy-based commodity futures contracts, extension of position and accountability limits to futures contracts on non-U.S. exchanges previously exempt from such limits, and the forced use of clearinghouse mechanisms for all over-the-counter transactions. Certain proposals would aggregate and limit all positions in energy futures held by a single entity, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter contracts. While it cannot be predicted at this time what reforms will eventually be made or how they will impact USHO, if any of the aforementioned proposals are implemented, USHO’s ability to meet its investment objective may be negatively impacted and investors could be adversely affected.

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

Item 6. Exhibits.

Listed below are the exhibits which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document
3.1*	Amended and Restated Agreement of Limited Partnership.
3.3**	Fourth Amended and Restated Limited Liability Company Agreement of the General Partner.
10.4*	Custodian Agreement.
10.6*	Administrative Agency Agreement.
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Customer Agreement for Futures Contracts.

*	Filed herewith
**	Incorporated by reference to the Quarterly Report on Form 10-Q for the United States Oil Fund, LP for the quarter ended September 30, 2009, filed on November 9, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United States Heating Oil Fund, LP (Registrant)
By: United States Commodity Funds LLC, its general partner

By:	/s/ Nicholas D. Gerber
Nicholas D. Gerber
Chief Executive Officer

Date: November 16, 2009

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer

Date: November 16, 2009