Form 10-K
period 2009-12-31
United States Heating Oil Fund, LP
filed 2010-03-30
CIK 1396877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34016

United States Heating Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-8837345
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒ No

The aggregate market value of the registrant’s units held by non-affiliates of the registrant as of June 30, 2009 was: $7,731,000.

The registrant had 500,000 outstanding units as of March 29, 2010.

DOCUMENTS INCORPORATED BY REFERENCE:
None.

UNITED STATES HEATING OIL FUND, LP

Table of Contents

Part IV.
Item 15. Exhibits and Financial Statement Schedules.	134

Exhibit Index.	134

Signatures	136

Part I

Item 1.   Business.

What is USHO?

The United States Heating Oil Fund, LP (“USHO”) is a Delaware limited partnership organized on April 13, 2007. USHO maintains its main business office at 1320 Harbor Bay Parkway, Suite 145, Alameda, California 94502. USHO is a commodity pool that issues limited partnership interests (“units”) traded on the NYSE Arca, Inc. (the “NYSE Arca”). It operates pursuant to the terms of the Amended and Restated Agreement of Limited Partnership dated as of March 7, 2008 (the “LP Agreement”), as amended from time to time, which grants full management control to United States Commodity Funds LLC (the “General Partner”).

The investment objective of USHO is for the changes in percentage terms of its units’ net asset value (“NAV”) to reflect the changes in percentage terms of the spot price of heating oil (also known as No. 2 fuel oil) for delivery to the New York harbor, as measured by the changes in the price of the futures contract for heating oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USHO’s expenses. USHO’s units began trading on April 9, 2008.  The General Partner is the general partner of USHO and is responsible for the management of USHO.

Who is the General Partner?

The General Partner is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. Prior to June 13, 2008, the General Partner was known as Victoria Bay Asset Management, LLC. It maintains its main business office at 1320 Harbor Bay Parkway, Suite 145, Alameda, California 94502. The General Partner is a wholly-owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”). Mr. Nicholas Gerber (discussed below) controls Wainwright by virtue of his ownership of Wainwright’s shares. Wainwright is a holding company.  Wainwright previously owned an insurance company organized under Bermuda law, which has been liquidated, and a registered investment adviser firm named Ameristock Corporation, which has been distributed to the Wainwright shareholders. The General Partner is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005.

On May 12, 2005, the General Partner formed the United States Oil Fund, LP (“USOF”), another limited partnership that is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of USOF is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract for light, sweet crude oil traded on the NYMEX, less USOF’s expenses. USOF’s units began trading on April 10, 2006.  The General Partner is the general partner of USOF and is responsible for the management of USOF.

On September 11, 2006, the General Partner formed the United States Natural Gas Fund, LP (“USNG”), another limited partnership that is a commodity pool and issues units traded on the NYSE Arca. The investment objective of USNG is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the price of the futures contract on natural gas traded on the NYMEX, less USNG’s expenses. USNG’s units began trading on April 18, 2007. The General Partner is the general partner of USNG and is responsible for the management of USNG.

On June 27, 2007, the General Partner formed the United States 12 Month Oil Fund, LP (“US12OF”), also a limited partnership that is a commodity pool and issues units traded on the NYSE Arca. The investment objective of US12OF is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of 12 futures contracts on light, sweet crude oil traded on the NYMEX, consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, less US12OF’s expenses. US12OF’s units began trading on December 6, 2007. The General Partner is the general partner of US12OF and is responsible for the management of US12OF.

On April 12, 2007, the General Partner formed the United States Gasoline Fund, LP (“UGA”), also a limited partnership that is a commodity pool and issues units traded on the NYSE Arca. The investment objective of UGA is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of unleaded gasoline delivered to the New York harbor, as measured by the changes in the price of the futures contract on gasoline traded on the NYMEX, less UGA’s expenses. UGA’s units began trading on February 26, 2008. The General Partner is the general partner of UGA and is responsible for the management of UGA.

On June 30, 2008, the General Partner formed the United States Short Oil Fund, LP (“USSO”), also a limited partnership that is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of USSO is for the changes in percentage terms of its units’ NAV to inversely reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract on light, sweet crude oil as traded on the NYMEX, less USSO’s expenses.  USSO’s units began trading on September 24, 2009. The General Partner is the general partner of USSO and is responsible for the management of USSO.

On June 27, 2007, the General Partner formed the United States 12 Month Natural Gas Fund, LP (“US12NG”), also a limited partnership that is a commodity pool and issues units traded on the NYSE Arca. The investment objective of US12NG is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the average of the prices of 12 futures contracts on natural gas traded on the NYMEX, consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, less US12NG’s expenses.  US12NG’s units began trading on November 18, 2009. The General Partner is the general partner of US12NG and is responsible for the management of US12NG.

USOF, USNG, US12OF, UGA, USSO and US12NG are collectively referred to herein as the “Related Public Funds”. For more information about each of the Related Public Funds, investors in USHO may call 1-800-920-0259 or go online to www.unitedstatescommodityfunds.com.

The General Partner has filed a registration statement for two other exchange traded security funds, the United States Brent Oil Fund, LP (“USBO”) and the United States Commodity Index Funds Trust (“USCI”). The investment objective of USBO will be for the daily changes in percentage terms of its units’ NAV to reflect the daily changes in percentage terms of the spot price of Brent crude oil, as measured by the changes in the price of the futures contract on Brent crude oil traded on the ICE Futures, less USBO’s expenses.  The investment objective of USCI will be for the daily changes in percentage terms of its units’ NAV to reflect the daily changes in percentage terms of the SummerHaven Dynamic Commodity Index (“SDCI”) Total Return, less USCI’s expenses.

The General Partner is required to evaluate the credit risk of USHO to the futures commission merchant, oversee the purchase and sale of USHO’s units by certain authorized purchasers (“Authorized Purchasers”), review daily positions and margin requirements of USHO and manage USHO’s investments. The General Partner also pays the fees of ALPS Distributors, Inc., which acts as the marketing agent for USHO (the “Marketing Agent”) and Brown Brothers Harriman & Co. (“BBH&Co.”), which acts as the administrator (the “Administrator”) and the custodian (the “Custodian”) for USHO.

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

The business and affairs of the General Partner are managed by a board of directors (the “Board”), which is comprised of four management directors, some of whom are also its executive officers (the “Management Directors”), and three independent directors who meet the independent director requirements established by the NYSE Arca and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Notwithstanding the foregoing, the Management Directors have the authority to manage the General Partner pursuant to its limited liability company agreement, as amended from time to time. Through its Management Directors, the General Partner manages the day-to-day operations of USHO. The Board has an audit committee which is made up of the three independent directors (Peter M. Robinson, Gordon L. Ellis and Malcolm R. Fobes III). For additional information relating to the audit committee, please see “Item 10. Directors, Executive Officers and Corporate Governance – Audit Committee” in this annual report on Form 10-K.

How Does USHO Operate?

The net assets of USHO consist primarily of investments in futures contracts for heating oil, but may also consist of investment contracts for crude oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”). USHO may also invest in other heating oil-related investments such as cash-settled options on Futures Contracts, forward contracts for heating oil, cleared swap contracts, and over-the-counter transactions that are based on the price of heating oil, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Heating Oil-Related Investments”). For convenience and unless otherwise specified, Futures Contracts and Other Heating Oil-Related Investments collectively are referred to as “Heating Oil Interests” in this annual report on Form 10-K.

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

The investment objective of USHO is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of heating oil, also known as No. 2 fuel, as measured by the changes in the price of the futures contract on heating oil, for delivery to the New York harbor, as traded on the NYMEX that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USHO’s expenses. It is not the intent of USHO to be operated in a fashion such that its NAV will equal, in dollar terms, the spot price of heating oil or any particular futures contract based on heating oil.

USHO seeks to achieve its investment objective by investing in a mix of Futures Contracts and Other Heating Oil-Related Investments such that the changes in its NAV will closely track the changes in the price of the NYMEX futures contract for heating oil delivered to the New York Harbor (the “Benchmark Futures Contract”), also measured in percentage terms. It is not the intent of USHO to be operated in a fashion such that the NAV will equal, in dollar terms, the spot price of heating oil or any particular futures contract based on heating oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed heating oil futures contracts.

As a specific benchmark, the General Partner endeavors to place USHO’s trades in Futures Contracts and Other Heating Oil-Related Investments and otherwise manage USHO’s investments so that A will be within plus/minus 10 percent of B, where:

•	A is the average daily change in USHO’s NAV for any period of 30 successive valuation days; i.e., any NYSE Arca trading day as of which USHO calculates its NAV, and
•	B is the average daily change in the price of the Benchmark Futures Contract over the same period.

The General Partner believes that market arbitrage opportunities cause daily changes in USHO’s unit price on the NYSE Arca to closely track daily changes in USHO’s NAV per unit. The General Partner further believes that the daily changes in prices of the Benchmark Futures Contract have historically closely tracked the daily changes in the spot price of heating oil.  The General Partner believes that the net effect of these two relationships and the expected relationship described above between USHO’s NAV and the Benchmark Futures Contract, will be that the daily changes in the price of USHO’s units on the NYSE Arca will continue to closely track the daily changes in the spot price of heating oil, less USHO’s expenses. The following two graphs demonstrate the correlation between the daily changes in the NAV of USHO and the daily changes in the Benchmark Futures Contract both since the initial public offering of USHO’s units on April 9, 2008 through December 31, 2009 and during the last thirty valuation days ended December 31, 2009.

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

The expected correlation of the price of USHO’s units, USHO’s NAV and the price of the Benchmark Futures Contract is illustrated in the following diagram:

The General Partner employs a “neutral” investment strategy intended to track changes in the price of the Benchmark Futures Contract regardless of whether the price goes up or goes down. USHO’s “neutral” investment strategy is designed to permit investors generally to purchase and sell USHO’s units for the purpose of investing indirectly in heating oil in a cost-effective manner, and/or to permit participants in the heating oil or other industries to hedge the risk of losses in their heating oil-related transactions. Accordingly, depending on the investment objective of an individual investor, the risks generally associated with investing in heating oil and/or the risks involved in hedging may exist. In addition, an investment in USHO involves the risk that the changes in the price of USHO’s units will not accurately track the changes in the Benchmark Futures Contract.

The Benchmark Futures Contract will be changed from the near month contract to expire to the next month contract to expire during one day each month.  On that day, USHO will close or sell its Heating Oil Interests and will also reinvest or “roll” in new Heating Oil Interests.

The anticipated monthly dates on which the Benchmark Oil Futures Contracts will be changed and USHO’s Heating Oil Interests will be “rolled” in 2010 are posted on USHO’s website at www.unitedstatesheatingoilfund.com, and are subject to change without notice.

USHO’s total portfolio composition is disclosed on its website each day that the NYSE Arca is open for trading. The website disclosure of portfolio holdings is made daily and includes, as applicable, the name and value of each Heating Oil Interest, the specific types of Other Heating Oil-Related Investments and characteristics of such Other Heating Oil-Related Investments, Treasuries, and amount of the cash and/or cash equivalents held in USHO’s portfolio. USHO’s website is publicly accessible at no charge. USHO’s assets are held in segregated accounts pursuant to the Commodity Exchange Act (the “CEA”) and CFTC regulations.

The units issued by USHO may only be purchased by Authorized Purchasers and only in blocks of 100,000 units called Creation Baskets. The amount of the purchase payment for a Creation Basket is equal to the aggregate NAV of units in the Creation Basket. Similarly, only Authorized Purchasers may redeem units and only in blocks of 100,000 units called Redemption Baskets. The purchase price for Creation Baskets and the redemption price for Redemption Baskets is the actual NAV of the units purchased or redeemed calculated at the end of the business day when notice for a purchase or redemption is received by USHO. In addition, Authorized Purchasers pay USHO a $1,000 fee for each order placed to create one or more Creation Baskets or redeem one or more Redemption Baskets.  The NYSE Arca publishes an approximate NAV intra-day based on the prior day’s NAV and the current price of the Benchmark Futures Contract, but the basket price is determined based on the actual NAV at the end of the day.

While USHO issues units only in Creation Baskets, units may also be purchased and sold in much smaller increments on the NYSE Arca. These transactions, however, are effected at the bid and ask prices established by specialist firm(s). Like any listed security, units can be purchased and sold at any time a secondary market is open.

What is USHO’s Investment Strategy?

In managing USHO’s assets, the General Partner does not use a technical trading system that issues buy and sell orders. The General Partner instead employs a quantitative methodology whereby each time a Creation Basket is sold, the General Partner purchases Heating Oil Interests, such as a Futures Contract for heating oil traded on the NYMEX, that have an aggregate market value that approximates the amount of Treasuries and/or cash received upon the issuance of the Creation Basket.

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

The specific Futures Contracts purchased depends on various factors, including a judgment by the General Partner as to the appropriate diversification of USHO’s investments in futures contracts with respect to the month of expiration, and the prevailing price volatility of particular contracts. While the General Partner has made significant investments in NYMEX Futures Contracts, as USHO reaches certain accountability levels or position limits on the NYMEX, or for other reasons, it may invest in Futures Contracts traded on other exchanges or may invest in Other Heating Oil-Related Investments such as contracts in the “over-the-counter” market.

The General Partner does not anticipate letting USHO’s Futures Contracts expire and taking delivery of the underlying commodity. Instead, the General Partner closes existing positions, e.g., when it changes the Benchmark Futures Contract or it otherwise determines it would be appropriate to do so and reinvests the proceeds in new Futures Contracts. Positions may also be closed out to meet orders for Redemption Baskets and in such case proceeds for such baskets will not be reinvested.

By remaining invested as fully as possible in Futures Contracts or Other Heating Oil-Related Investments, the General Partner believes that the changes in percentage terms in USHO’s NAV will continue to closely track the changes in percentage terms in the prices of the Benchmark Futures Contract. The General Partner believes that certain arbitrage opportunities result in the price of the units traded on the NYSE Arca closely tracking the NAV of USHO. Additionally, Futures Contracts traded on the NYMEX have closely tracked the spot price of heating oil for delivery to the New York harbor. Based on these expected interrelationships, the General Partner believes that the changes in the price of USHO’s units as traded on the NYSE Arca have closely tracked and will continue to closely track the changes in the spot price of heating oil. For performance data relating to USHO’s ability to track its benchmark, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tracking USHO’s Benchmark”.

What are Futures Contracts?

Futures Contracts are agreements between two parties. One party agrees to buy heating oil from the other party at a later date at a price and quantity agreed-upon when the contract is made. Futures Contracts are traded on futures exchanges, including the NYMEX. For example, the Benchmark Futures Contract is traded on the NYMEX in units of 42,000 gallons (1,000 barrels). The price of heating oil futures contracts on the NYMEX are priced by floor brokers and other exchange members both through an “open outcry” of offers to purchase or sell the contracts and through an electronic, screen-based system that determines the price by matching electronically offers to purchase and sell.

Certain typical and significant characteristics of Futures Contracts are discussed below. Additional risks of investing in Futures Contracts are included in “What are the Risk Factors Involved with an Investment in USHO”.

Impact of Accountability Levels, Position Limits and Price Fluctuation Limits. Futures Contracts include typical and significant characteristics. Most significantly, the CFTC and U.S. designated contract markets such as the NYMEX have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by USHO is not) may hold, own or control. The net position is the difference between an individual or firm’s open long contracts and open short contracts in any one commodity. In addition, most U.S. futures exchanges, such as the NYMEX, limit the daily price fluctuation for Futures Contracts. Currently, the ICE Futures imposes position and accountability limits that are similar to those imposed by the NYMEX but does not limit the maximum daily price fluctuation.

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for any one month in the Benchmark Futures Contract is 5,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts for investments in futures contracts for heating oil.  If USHO and the Related Public Funds exceed these accountability levels for investments in the futures contract for heating oil, the NYMEX will monitor USHO’s and the Related Public Funds’ exposure and ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USHO and the Related Public Funds. If deemed necessary by the NYMEX, it could also order USHO and the Related Public Funds to reduce their aggregate net position back to the accountability level. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its heating oil contract as the NYMEX. As of December 31, 2009, USHO and the Related Public Funds held a net of 186 futures contracts for heating oil traded on the NYMEX.  As of December 31, 2009, USHO did not hold any Futures Contracts traded on the ICE Futures.

If the NYMEX or the ICE Futures orders USHO to reduce its position back to the accountability level, or to an accountability level that the NYMEX or the ICE Futures deems appropriate for USHO, such an accountability level may impact the mix of investments in Heating Oil Interests made by USHO. To illustrate, assume that the price of the Benchmark Futures Contract and the unit price of USHO are each $10, and that the NYMEX has determined that USHO may not own more than 10,000 Benchmark Futures Contracts. In such case, USHO could invest up to $1 billion of its daily net assets in the Benchmark Futures Contract (i.e., $10 per contract multiplied by 1,000 (a Benchmark Futures Contract is a contract for 42,000 gallons (1,000 barrels) multiplied by 10,000 contracts)) before reaching the accountability level imposed by the NYMEX. Once the daily net assets of the portfolio exceed $1 billion in the Benchmark Futures Contract, the portfolio may not be able to make any further investments in the Benchmark Futures Contract. If the NYMEX were to impose limits at the $1 billion level (or another level), USHO anticipates that it would invest the majority of its assets above that level in a mix of other Futures Contracts or Other Heating Oil-Related Investments in order to meet its investment objective.

See “Risk Factors—Risks Associated With Investing Directly or Indirectly in Heating Oil—Regulation of the commodity interests and energy markets is extensive and constantly changing; future regulatory developments are impossible to predict but may significantly and adversely affect USHO.”

In addition to accountability levels, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USHO will run up against such position limits because USHO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract.

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

U.S. futures exchanges, including the NYMEX, currently do not implement fixed position limits for Futures Contracts held outside of the last few days of trading in the near month contract to expire.  However, on January 26, 2010, the CFTC published a proposed rule that, if implemented, would set fixed position limits on energy Futures Contracts, including the NYMEX RBOB gasoline futures contract, NYMEX Henry Hub natural gas futures contract, NYMEX Light Sweet crude oil futures contract and NYMEX New York Harbor No. 2 heating oil futures contract, along with any contract based upon these contracts. The proposed position limits would be set as a percentage of the open interest in these contracts for the spot month, any single month, and all months combined.  Additionally, the proposed rule would aggregate positions in the enumerated contracts and those based upon such contracts, including contracts listed on separate exchanges.  This proposal is currently undergoing a 90-day public comment period.

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

ICE Heating Oil (financially settled)	Any one month: 7,000 net futures / all months: 7,000 net futures, but not to exceed 1,000 contracts in the last three days of trading in the spot month.	There is no maximum daily price fluctuation limit.

ICE Brent Crude Futures (physically settled)	There are no position limits.	There is no maximum daily price fluctuation limit.
ICE Natural Gas (cleared swaps)	Any one month: 6,000 net futures / all months: 12,000 net futures, but not to exceed 1,000 contracts in the last three days of trading in the spot month.	There is no maximum daily price fluctuation limit.

ICE West Texas Intermediate (“WTI”) (financially settled)	Any one month: 10,000 net futures / all months: 20,000 net futures, but not to exceed 3,000 contracts in the last three days of trading in the spot month.	There is no maximum daily price fluctuation limit.

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

Marking-to-Market Futures Positions. Futures Contracts are marked to market at the end of each trading day and the margin required with respect to such contracts is adjusted accordingly. This process of marking-to-market is designed to prevent losses from accumulating in any futures account. Therefore, if USHO’s futures positions have declined in value, USHO may be required to post additional variation margin to cover this decline. Alternatively, if USHO futures positions have increased in value, this increase will be credited to USHO’s account.

What is the Heating Oil Market and the Petroleum-Based Fuel Market?

USHO may purchase Futures Contracts traded on the NYMEX that are based on heating oil. The ICE Futures also offers a Heating Oil Futures Contract which trades in units of 42,000 U.S. gallons (1,000 barrels). The Heating Oil Futures Contract is cash settled against the prevailing market price for Heating Oil delivered to the New York harbor. It may also purchase contracts on other exchanges, including the ICE Futures, the Singapore Exchange and the Dubai Mercantile Exchange.

Heating Oil. Heating oil, also known as No. 2 fuel oil, accounts for about 25% of the yield of a barrel of crude oil, the second largest “cut” from oil after gasoline. The heating oil Futures Contract, listed and traded on the NYMEX, trades in units of 42,000 U.S. gallons (1,000 barrels) and is based on delivery in the New York harbor, the principal cash market trading center. The ICE Futures also offers a Heating oil Futures Contract which trades in units of 42,000 U.S. gallons (1,000 barrels). The Heating Oil Futures Contract is cash settled against the prevailing market price for heating oil delivered to the New York Harbor.

Light, Sweet Crude Oil. Crude oil is the world’s most actively traded commodity. The futures contracts for light, sweet crude oil that are traded on the NYMEX are the world’s most liquid forum for crude oil trading, as well as the world’s largest volume futures contract trading on a physical commodity. Due to the liquidity and price transparency of oil futures contracts, they are used as a principal international pricing benchmark. The futures contracts for light, sweet crude oil trade on the NYMEX in units of 1,000 U.S. barrels (42,000 gallons) and, if not closed out before maturity, will result in delivery of oil to Cushing, Oklahoma, which is also accessible to the international spot markets via pipelines. In Europe, Brent crude oil is the standard for futures contracts and is primarily traded on the ICE Futures. Brent crude oil is the price reference for two-thirds of the world’s traded oil. The ICE Brent Futures is a deliverable contract with an option to cash settle which trades in units of 1,000 barrels (42,000 U.S. gallons). The ICE Futures also offers a WTI Futures Contract which trades in units of 1,000 barrels. The WTI Futures Contract is cash settled against the prevailing market price for U.S. light sweet crude oil.

Demand for petroleum products by consumers, as well as agricultural, manufacturing and transportation industries, determines demand for crude oil by refiners. Since the precursors of product demand are linked to economic activity, crude oil demand will tend to reflect economic conditions. However, other factors such as weather also influence product and crude oil demand.

Crude oil supply is determined by both economic and political factors. Oil prices (along with drilling costs, availability of attractive prospects for drilling, taxes and technology, among other factors) determine exploration and development spending, which influence output capacity with a lag. In the short run, production decisions by the Organization of Petroleum Exporting Countries (“OPEC”) also affect supply and prices. Oil export embargoes and the current conflict in Iraq represent other routes through which political developments move the market. It is not possible to predict the aggregate effect of all or any combination of these factors.

Heating Oil. Heating oil, also known as No. 2 fuel oil, accounts for about 25% of the yield of a barrel of crude oil, the second largest “cut” from oil after gasoline. The heating oil futures contract listed and traded on the NYMEX trades in units of 42,000 gallons (1,000 barrels) and is based on delivery in the New York harbor, the principal cash market trading center. The price of heating oil has historically been volatile.

Gasoline. Gasoline is the largest single volume refined product sold in the U.S. and accounts for almost half of national oil consumption. The gasoline futures contract listed and traded on the NYMEX trades in units of 42,000 gallons (1,000 barrels) and is based on delivery at petroleum products terminals in the New York harbor, the major East Coast trading center for imports and domestic shipments from refineries in the New York harbor area or from the Gulf Coast refining centers. The price of gasoline has historically been volatile.

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

As noted, the General Partner also believes that the changes in the price of the Benchmark Futures Contract will closely correlate with changes in the spot price of heating oil. Assuming that the units’ value tracks the Benchmark Futures Contract as intended, the stated objective of USHO for the units’ NAV to reflect the performance of the spot price of heating oil would be met if the trend reflected over the past ten years were to continue. However, there is no guarantee that such trend will continue.

USHO may invest in certain other fuel-based commodity futures contracts. The chart below illustrates the historical correlation between the Benchmark Futures Contract and certain other fuel-based commodity futures contracts in which USHO may invest over the last ten years. These correlations are relevant because the General Partner endeavors to invest USHO’s assets in Futures Contracts and Other Heating Oil-Related Investments so that daily changes in USHO’s NAV correlate as closely as possible with daily changes in the price of the Benchmark Futures Contract. If USHO invests in other fuel-based commodity futures contracts and such contracts do not closely correlate with the Futures Contracts then their use could lead to greater tracking error.
The degree of correlation varies both among the different commodities and also over time. As such, the use of any energy related commodity to hedge a different energy commodity can only produce, at best, an imperfect hedge.

Why Does USHO Purchase and Sell Futures Contracts?

USHO’s investment objective is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the Benchmark Futures Contract, less USHO’s expenses. USHO invests primarily in Futures Contracts. USHO seeks to have its aggregate NAV approximate at all times the aggregate market value of the Futures Contracts (or Other Heating Oil-Related Investments) it holds.

Other than investing in Futures Contracts and Other Heating Oil-Related Investments, USHO only invests in assets to support these investments in Heating Oil Interests. At any given time, most of USHO’s investments are in Treasuries, cash and/or cash equivalents that serve as segregated assets supporting USHO’s positions in Futures Contracts and Other Heating Oil-Related Investments. For example, the purchase of a Futures Contract with a stated value of $10 million would not require USHO to pay $10 million upon entering into the contract; rather, only a margin deposit, generally of 5% to 10% of the stated value of the Futures Contract, would be required. To secure its Futures Contract obligations, USHO would deposit the required margin with the futures commission merchant and would separately hold, through its Custodian, Treasuries, cash and/or cash equivalents in an amount equal to the balance of the current market value of the contract, which at the contract’s inception would be $10 million minus the amount of the margin deposit, or $9 million (assuming a 10% margin).

As a result of the foregoing, typically only 5% to 10% of USHO’s assets are held as margin in segregated accounts with a futures commission merchant. In addition to the Treasuries or cash it posts with the futures commission merchant for the Futures Contracts it owns, USHO holds, through the Custodian, Treasuries, cash and/or cash equivalents that can be posted as margin or as collateral to support its over-the-counter contracts. USHO earns interest income from the Treasuries and/or cash equivalents that it purchases, and on the cash it holds through the Custodian. USHO anticipates that the earned interest income will increase the NAV and limited partners’ capital contribution accounts. USHO reinvests the earned interest income, holds it in cash, or uses it to pay its expenses. If USHO reinvests the earned interest income, it makes investments that are consistent with its investment objective.

What is the Flow of Units?

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

Leverage

While USHO’s historical ratio of initial margin to total assets has generally ranged from 5% to 10%, the General Partner endeavors to have the value of USHO’s Treasuries, cash and/or cash equivalents, whether held by USHO or posted as margin or collateral, at all times approximate the aggregate market value of USHO’s its obligations under USHO’s Futures Contracts and Other Heating Oil-Related Investments. While the General Partner does not intend to leverage USHO’s assets, it is not prohibited from doing so under the LP Agreement.

Borrowings

Borrowings are not used by USHO unless USHO is required to borrow money in the event of physical delivery. USHO trades in cash commodities, or for short-term needs created by unexpected redemptions. USHO maintains the value of its Treasuries, cash and/or cash equivalents, whether held by USHO or posted as margin or collateral, to at all times approximate the aggregate market value of its obligations under its Futures Contracts and Other Heating Oil-Related Investments. USHO has not established and does not plan to establish credit lines.

Over-the-Counter Derivatives (Including Spreads and Straddles)

In addition to Futures Contracts, there are also a number of listed options on the Futures Contracts on the principal futures exchanges. These contracts offer investors and hedgers another set of financial vehicles to use in managing exposure to the heating oil market. Consequently, USHO may purchase options on heating oil futures contracts on these exchanges in pursuing its investment objective.

In addition to the Futures Contracts and options on the Futures Contracts, there also exists an active non-exchange-traded market in derivatives tied to heating oil. These derivatives transactions (also known as over-the-counter contracts) are usually entered into between two parties. Unlike most of the exchange-traded Futures Contracts or exchange-traded options on the Futures Contracts, each party to such contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

Some heating oil-based derivatives transactions contain fairly generic terms and conditions and are available from a wide range of participants. Other heating oil-based derivatives have highly customized terms and conditions and are not as widely available. Many of these over-the-counter contracts are cash-settled forwards for the future delivery of heating oil- or petroleum-based fuels that have terms similar to the Futures Contracts. Others take the form of “swaps” in which the two parties exchange cash flows based on pre-determined formulas tied to the heating oil spot price, forward heating oil price, the Benchmark Futures Contract price, or other heating oil futures contract price. For example, USHO may enter into over-the-counter derivative contracts whose value will be tied to changes in the difference between the heating oil spot price, the Benchmark Futures Contract price, or some other futures contract price traded on the NYMEX or ICE Futures and the price of other Futures Contracts that may be invested in by USHO.

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

The General Partner assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an over-the-counter contract pursuant to guidelines approved by the General Partner’s Board of Directors. Furthermore, the General Partner, on behalf of USHO only enters into over-the-counter contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the U.S. Securities and Exchange Commission (the “SEC”), (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the General Partner’s Board of Directors after consultation with its legal counsel. Existing counterparties are also reviewed periodically by the General Partner.

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

USHO has not employed any hedging methods since all of its investments have been made over an exchange. Therefore, USHO has not been exposed to counterparty risk.

Pyramiding

USHO has not and will not employ the technique, commonly known as pyramiding, in which the speculator uses unrealized profits on existing positions as variation margin for the purchase or sale of additional positions in the same or another commodity interest.

Who are the Service Providers?

BBH&Co. is the registrar and transfer agent for the units. BBH&Co. is also the Custodian for USHO. In this capacity, BBH&Co. holds USHO’s Treasuries, cash and/or cash equivalents pursuant to a custodial agreement. In addition, in its capacity as Administrator for USHO, BBH&Co. performs certain administrative and accounting services for USHO and prepares certain SEC and CFTC reports on behalf of USHO. The General Partner pays BBH&Co.’s fees for these services.

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

USHO also employs ALPS Distributors, Inc. as a Marketing Agent. The General Partner pays the Marketing Agent’s fees. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of the General Partner for distribution-related services in connection with the offering of units exceed ten percent (10%) of the gross proceeds of the offering.

ALPS’s principal business address is 1290 Broadway, Suite 1100, Denver, CO  80203.  ALPS is the marketing agent for USHO. ALPS is a broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”) and a member of the Securities Investor Protection Corporation.

UBS Securities LLC (“UBS Securities”) is UGA’S futures commission merchant. USHO and UBS Securities have entered into an Institutional Futures Client Account Agreement. This Agreement requires UBS Securities to provide services to USHO in connection with the purchase and sale of heating oil interests that may be purchased or sold by or through UBS Securities for USHO’s account. USHO pays the fees of UBS Securities.

UBS Securities’s principal business address is 677 Washington Blvd, Stamford, CT 06901. UBS Securities is a futures clearing broker for USHO. UBS Securities is registered in the U.S. with FINRA as a broker-dealer and with the CFTC as a futures commission merchant. UBS Securities is a member of the NFA and of various U.S. futures and securities exchanges.

UBS Securities is the defendant in two purported securities class actions pending in District Court of the Northern District of Alabama, brought by holders of stocks and bonds of HealthSouth, captioned In re HealthSouth Corporation Stockholder, No. CV-03-BE-1501-S and In re HealthSouth Corporation Bondholder Litigation, No. CV-03-BE-1502-S. Both complaints assert liability under the Exchange Act.

On June 27, 2007, the Securities Division of the Secretary of the Commonwealth of Massachusetts (“Massachusetts Securities Division”) filed an administrative complaint (the “Complaint”) and notice of adjudicatory proceeding against UBS Securities LLC, captioned In The Matter of UBS Securities, LLC, Docket No. E-2007-0049, which alleges, in sum and substance, that UBS Securities has been violating the Massachusetts Uniform Securities Act (the “Act”) and related regulations by providing the advisers for certain hedge funds with gifts and gratuities in the form of below market office rents, personal loans with below market interest rates, event tickets, and other perks, in order to induce those hedge fund advisers to increase or retain their level of prime brokerage fees paid to UBS Securities. The Complaint seeks a cease and desist order from conduct that violates the Act and regulations, to censure UBS Securities, to require UBS Securities to pay an administrative fine of an unspecified amount, and to find as fact the allegations of the Complaint.

On June 26, 2008, the Massachusetts Securities Division filed an administrative complaint and notice of adjudicatory proceeding against UBS Securities and UBS Financial Services, Inc. (“UBS Financial”), captioned In the Matter of UBS Securities, LLC and UBS Financial Services, Inc., Docket No. 2008-0045, which alleged that UBS Securities and UBS Financial violated the Act in connection with the marketing and sale of auction rate securities.

On July 22, 2008, the Texas State Securities board filed an administrative proceeding against UBS Securities and UBS Financial captioned In the Matter of the Dealer Registrations of UBS Financial Services, Inc. and UBS Securities LLC, SOAH Docket No. ###-##-####, SSB Docket No. 08-IC04, alleging violations of the anti-fraud provision of the Texas Securities Act in connection with the marketing and sale of auction rate securities.

On July 24, 2008 the New York Attorney General (“NYAG”) filed a complaint in Supreme Court of the State of New York against UBS Securities and UBS Financial captioned State of New York v. UBS Securities LLC and UBS Financial Services, Inc., No. 650262/2008, in connection with UBS’s marketing and sale of auction rate securities. The complaint alleges violations of the anti-fraud provisions of New York state statutes and seeks a judgment ordering that the firm buy back auction rate securities from investors at par, disgorgement, restitution and other remedies.

On August 8, 2008, UBS Securities and UBS Financial reached agreements in principle with the SEC, the NYAG, the Massachusetts Securities Division and other state regulatory agencies represented by the North American Securities Administrators Association (“NASAA”) to restore liquidity to all remaining client’s holdings of auction rate securities by June 30, 2012. On August 20, 2008, the Texas proceeding was dismissed and withdrawn.

On October 2, 2008, UBS Securities and UBS Financial entered into a final consent agreement with the Massachusetts Securities Division settling all allegations in the Massachusetts Securities Division’s administrative proceeding against UBS Securities and UBS Financial with regards to the auction rate securities matter. On December 11, 2008, UBS Securities and UBS Financial executed an Assurance of Discontinuance in the auction rate securities settlement with the NYAG. On the same day, UBS Securities and UBS Financial finalized settlements with the SEC.

On August 14, 2008, the New Hampshire Bureau of Securities Regulation filed an administrative action against UBS Securities relating to a student loan issuer, the New Hampshire Higher Education Loan Corp. (“NHHELCO”). The complaint alleges fraudulent and unethical conduct in violation of New Hampshire state statues. The complaint seeks an administrative fine, a cease and desist order, and restitution to NHHELCO. The claim does not impact the global settlement with the SEC, NYAG and NASAA relating to the marketing and sale of auction rate securities to investors.

Further, UBS Securities, like most full service investment banks and broker-dealers, receives inquiries and is sometimes involved in investigations by the SEC, FINRA, the New York Stock Exchange (the “NYSE”) and various other regulatory organizations, exchanges and government agencies. UBS Securities fully cooperates with the authorities in all such requests. UBS Securities regularly discloses to the FINRA arbitration awards, disciplinary action and regulatory events. These disclosures are publicly available on the FINRA’s website at www.finra.org. Actions with respect to UBS Securities’ futures commission merchant business are publicly available on the website of the National Futures Association (http://www.nfa.futures.org/).

UBS Securities will act only as clearing broker for USHO and as such will be paid commissions for executing and clearing trades on behalf of USHO. UBS Securities has not passed upon the adequacy or accuracy of this annual report on Form 10-K. UBS Securities neither will act in any supervisory capacity with respect to the General Partner nor participate in the management of the General Partner or USHO.

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

ALPS Distributors, Inc., Marketing Agent	0.06% on USHO’s assets up to $3 billion; 0.04% on USHO’s assets in excess of $3 billion.

*	The General Partner pays this compensation.
**
The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. The General Partner also will pay transaction charge fees to BBH&Co., ranging from $7.00 to $15.00 per transaction for the funds.

Compensation to the General Partner

Assets	Management Fee
All assets	0.60% of NAV

Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. NAV is calculated by taking the current market value of USHO’s total assets and subtracting any liabilities.

Fees and Compensation Arrangements between USHO and Non-Affiliated Service Providers***

Service Provider	Compensation Paid by UGA
UBS Securities LLC, Futures Commission Merchant	Approximately $3.50 per buy or sell; charges may vary
Non-Affiliated Brokers	Approximately 0.09 % of assets

***         USHO pays this compensation.

New York Mercantile Exchange Licensing Fee****

Assets	Licensing Fee
First $1,000,000,000	0.04% of NAV
After the first $1,000,000,000	0.02% of NAV

****
Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. USHO is responsible for its pro rata share of the assets held by USHO and the Related Public Funds.

Expenses Paid by USHO through December 31, 2009 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid to General Partner:	$109,681
Amount Paid in Portfolio Brokerage Commissions:	$18,418
Other Amounts Paid or Accrued*****:	$333,904
Total Expenses Paid or Accrued:	$462,003
Expenses Waived******:	$(299,225)
Net Expenses Paid or Accrued******:	$162,778

*****
Includes expenses relating to the registration of additional units, legal fees, auditing fees, printing expenses, licensing fees and tax reporting fees and fees paid to the independent directors of the General Partner.

******
The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of USHO’s NAV, on an annualized basis, through December 31, 2009. The General Partner has no obligation to pay such expenses in subsequent periods.

Expenses Paid by USHO through December 31, 2009 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid to General Partner:	0.60% annualized
Amount Paid in Portfolio Brokerage Commissions:	0.10% annualized
Other Amounts Paid or Accrued:	1.83% annualized
Total Expenses Paid or Accrued:	2.53% annualized
Expenses Waived:	(1.64)% annualized
Net Expense Ratio:	0.89% annualized

Other Fees.  USHO also pays the fees and expenses associated with its tax accounting and reporting requirements with the exception of certain initial implementation service fees and base service fees which are paid by the General Partner.  These fees are estimated to be $160,000 for the fiscal year ended December 31, 2009.  In addition, USHO is responsible for the fees and expenses, which may include director and officers’ liability insurance, of the independent directors of the General Partner in connection with their activities with respect to USHO.  These director fees and expenses may be shared with other funds managed by the General Partner.  These fees and expenses for 2009 were $433,046, and USHO’s portion of such fees was $644.80.

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

DTC. DTC is a limited purpose trust company organized under the laws of the State of New York and is a member of the Federal Reserve System, a “clearing corporation” within the meaning of the New York Uniform Commercial Code and a “clearing agency” registered pursuant to the provisions of Section 17A of the Exchange Act. DTC holds securities for DTC Participants and facilitates the clearance and settlement of transactions between DTC Participants through electronic book-entry changes in accounts of DTC Participants.

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

DTC has advised USHO that it will take any action permitted to be taken by a unitholder (including, without limitation, the presentation of a global certificate for exchange) only at the direction of one or more DTC Participants in whose account with DTC interests in global certificates are credited and only in respect of such portion of the aggregate principal amount of the global certificate as to which such DTC Participant or Participants has or have given such direction.

Transfer/Application Requirements. All purchasers of USHO’s units, and potentially any purchasers of units in the future, who wish to become limited partners or other record holders and receive cash distributions, if any, or have certain other rights, must deliver an executed transfer application in which the purchaser or transferee must certify that, among other things, he, she or it agrees to be bound by USHO’s LP Agreement and is eligible to purchase USHO’s securities. Each purchaser of units must execute a transfer application and certification. The obligation to provide the form of transfer application is imposed on the seller of units or, if a purchase of units is made through an exchange, the form may be obtained directly through USHO. Further, the General Partner may request each record holder to furnish certain information, including that holder’s nationality, citizenship or other related status. A record holder is a unitholder that is, or has applied to be, a limited partner. An investor who is not a U.S. resident may not be eligible to become a record holder or one of USHO’s limited partners if that investor’s ownership would subject USHO to the risk of cancellation or forfeiture of any of USHO’s assets under any federal, state or local law or regulation. If the record holder fails to furnish the information or if the General Partner determines, on the basis of the information furnished by the holder in response to the request, that such holder is not qualified to become one of USHO’s limited partners, the General Partner may be substituted as a holder for the record holder, who will then be treated as a non-citizen assignee, and USHO will have the right to redeem those securities held by the record holder.

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

•         grant powers of attorney to USHO’s General Partner and any liquidator of USHO; and

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

Calculating NAV

USHO’s NAV is calculated by:

•         Taking the current market value of its total assets; and

•         Subtracting any liabilities

BBH&Co., the Administrator, calculates the NAV of USHO once each NYSE Arca trading day. The NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. The Administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts traded on the NYMEX, but calculates or determines the value of all other USHO investments as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time in accordance with the current Administrative Agency Agreement among BBH&Co., USHO and the General Partner which is incorporated by reference into this annual report on Form 10-K.

In addition, in order to provide updated information relating to USHO for use by investors and market professionals, the NYSE Arca calculates and disseminates throughout the core trading session on each trading day an updated indicative fund value. The indicative fund value is calculated by using the prior day’s closing NAV per unit of USHO as a base and updating that value throughout the trading day to reflect changes in the most recently reported trade price for the Benchmark Futures Contract on the NYMEX. The prices reported for the active Benchmark Futures Contract month are adjusted based on the prior day’s spread differential between settlement values for the relevant contract and the spot month contract. In the event that the spot month contract is also the Benchmark Futures Contract, the last sale price for that contract is not adjusted. The indicative fund value unit basis disseminated during NYSE Arca core trading session hours should not be viewed as an actual real time update of the NAV, because the NAV is calculated only once at the end of each trading day based upon the relevant end of day values of USHO’s investments.

The indicative fund value is disseminated on a per unit basis every 15 seconds during regular NYSE Arca core trading session hours of 9:30 a.m. New York time to 4:00 p.m. New York time. The normal trading hours of the NYMEX are 10:00 a.m. New York time to 2:30 p.m. New York time. This means that there is a gap in time at the beginning and the end of each day during which USHO’s units are traded on the NYSE Arca, but real-time NYMEX trading prices for heating oil futures contracts traded on the NYMEX are not available. As a result, during those gaps there will be no update to the indicative fund value.

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

In addition, other Futures Contracts, Other Heating Oil-Related Investments and Treasuries held by USHO are valued by the Administrator, using rates and points received from client-approved third party vendors (such as Reuters and WM Company) and advisor quotes. These investments are not included in the indicative value. The indicative fund value is based on the prior day’s NAV and moves up and down solely according to changes in near month Futures Contracts for gasoline traded on the NYMEX.

Creation and Redemption of Units

USHO creates and redeems units from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets are only made in exchange for delivery to USHO or the distribution by USHO of the amount of Treasuries and any cash represented by the baskets being created or redeemed, the amount of which is based on the combined NAV of the number of units included in the baskets being created or redeemed determined after 4:00 p.m. New York time on the day the order to create or redeem baskets is properly received.

Authorized Purchasers are the only persons that may place orders to create and redeem baskets. Authorized Purchasers must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Purchaser, a person must enter into an Authorized Purchaser Agreement with the General Partner. The Authorized Purchaser Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Purchaser Agreement and the related procedures attached thereto may be amended by USHO, without the consent of any limited partner or unitholder or Authorized Purchaser. Authorized Purchasers pay a transaction fee of $1,000 to USHO for each order they place to create or redeem one or more baskets. Authorized Purchasers who make deposits with USHO in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either USHO or the General Partner, and no such person will have any obligation or responsibility to the General Partner or USHO to effect any sale or resale of units. As of December 31, 2009, 6 Authorized Purchasers had entered into agreements with USHO. During the year ended December 31, 2009, USHO issued 4 Creation Baskets and redeemed 0 Redemption Baskets.

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

Determination of Required Deposits

The total deposit required to create each basket (“Creation Basket Deposit”) is the amount of Treasuries and/or cash that is in the same proportion to the total assets of USHO (net of estimated accrued but unpaid fees, expenses and other liabilities) on the date the order to purchase is accepted as the number of units to be created under the purchase order is in proportion to the total number of units outstanding on the date the order is received. The General Partner determines, directly in its sole discretion or in consultation with the Administrator, the requirements for Treasuries and the amount of cash, including the maximum permitted remaining maturity of a Treasury and proportions of Treasury and cash that may be included in deposits to create baskets. The Marketing Agent will publish such requirements at the beginning of each business day.  The amount of cash deposit required is the difference between the aggregate market value of the Treasuries required to be included in a Creation Basket Deposit as of 4:00 p.m. New York time on the date the order to purchase is properly received and the total required deposit.

Delivery of Required Deposits

An Authorized Purchaser who places a purchase order is responsible for transferring to USHO’s account with the Custodian the required amount of Treasuries and cash by the end of the third business day following the purchase order date. Upon receipt of the deposit amount, the Administrator directs DTC to credit the number of baskets ordered to the Authorized Purchaser’s DTC account on the third business day following the purchase order date. The expense and risk of delivery and ownership of Treasuries until such Treasuries have been received by the Custodian on behalf of USHO is borne solely by the Authorized Purchaser.

Because orders to purchase baskets must be placed by 12:00 p.m., New York time, but the total payment required to create a basket during the continuous offering period will not be determined until after 4:00 p.m. New York time, on the date the purchase order is received, Authorized Purchasers will not know the total amount of the payment required to create a basket at the time they submit an irrevocable purchase order for the basket. USHO’s NAV and the total amount of the payment required to create a basket could rise or fall substantially between the time an irrevocable purchase order is submitted and the time the amount of the purchase price in respect thereof is determined.

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

Determination of Redemption Distribution

The redemption distribution from USHO consists of a transfer to the redeeming Authorized Purchaser of an amount of Treasuries and cash that is in the same proportion to the total assets of USHO (net of estimated accrued but unpaid fees, expenses and other liabilities) on the date the order to redeem is properly received as the number of units to be redeemed under the redemption order is in proportion to the total number of units outstanding on the date the order is received. The General Partner, directly or in consultation with the Administrator, determines the requirements for Treasuries and the amounts of cash, including the maximum permitted remaining maturity of a Treasury, and the proportions of Treasuries and cash that may be included in distributions to redeem baskets. The Marketing Agent will publish such requirements as of 4:00 p.m. New York time on the redemption order date.

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

Secondary Market Transactions

As noted, USHO creates and redeems units from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets are only made in exchange for delivery to USHO or the distribution by USHO of the amount of Treasuries and cash represented by the baskets being created or redeemed, the amount of which will be based on the aggregate NAV of the number of units included in the baskets being created or redeemed determined on the day the order to create or redeem baskets is properly received.

As discussed above, Authorized Purchasers are the only persons that may place orders to create and redeem baskets. Authorized Purchasers must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Purchaser is under no obligation to create or redeem baskets, and an Authorized Purchaser is under no obligation to offer to the public units of any baskets it does create. Authorized Purchasers that do offer to the public units from the baskets they create will do so at per-unit offering prices that are expected to reflect, among other factors, the trading price of the units on the NYSE Arca, the NAV of USHO at the time the Authorized Purchaser purchased the Creation Baskets and the NAV of the units at the time of the offer of the units to the public, the supply of and demand for units at the time of sale, and the liquidity of the Futures Contract market and the market for Other Heating Oil-Related Investments. The prices of units offered by Authorized Purchasers are expected to fall between USHO’s NAV and the trading price of the units on the NYSE Arca at the time of sale. Units initially comprising the same basket but offered by Authorized Purchasers to the public at different times may have different offering prices. An order for one or more baskets may be placed by an Authorized Purchaser on behalf of multiple clients. Authorized Purchasers who make deposits with USHO in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either USHO or the General Partner, and no such person has any obligation or responsibility to the General Partner or USHO to effect any sale or resale of units. Units trade in the secondary market on the NYSE Arca. Units may trade in the secondary market at prices that are lower or higher relative to their NAV per unit. The amount of the discount or premium in the trading price relative to the NAV per unit may be influenced by various factors, including the number of investors who seek to purchase or sell units in the secondary market and the liquidity of the Futures Contracts market and the market for Other Heating Oil-Related Investments. While the units trade during the core trading session on the NYSE Arca until 4:00 p.m. New York time, liquidity in the market for Futures Contracts and Other Heating Oil-Related Investments may be reduced after the close of the NYMEX at 2:30 p.m. New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the units may widen.

Prior Performance of USHO

USHO’s units began trading on the American Stock Exchange (the “AMEX”) on April 9, 2008 and are offered on a continuous basis. As a result of the acquisition of the AMEX by NYSE Euronext, USHO’s units commenced trading on the NYSE Arca on November 25, 2008. As of December 31, 2009, the total amount of money raised by USHO from Authorized Purchasers was $27,751,399; the total number of Authorized Purchasers was 6; the number of baskets purchased by Authorized Purchasers was 8; the number of baskets redeemed by Authorized Purchasers was 2 and the aggregate amount of units purchased was 800,000. For more information on the performance of USHO, see the Performance Tables below.

Since its initial offering of 10,000,000 units, USHO has not made any subsequent offering of its units. As of December 31, 2009, USHO had issued 800,000 units, 600,000 of which were outstanding. As of December 31, 2009, there were 9,200,000 units registered but not yet issued.

Since the offering of USHO units to the public on April 9, 2008 to December 31, 2009, the simple average daily change in its benchmark futures contract was -0.093%, while the simple average daily change in the NAV of USHO over the same time period was -0.093%. The average daily difference was 0%. As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -0.696%, meaning that over this time period USHO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Experience in Raising and Investing in Funds through December 31, 2009

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered*:	$500,000,000
Dollar Amount Raised:	$27,750,399
Organizational and Offering Expenses**:
SEC registration fee:	$142,234
FINRA registration fee:	$151,000
Listing fee:	$5,000
Auditor’s fees and expenses:	$27,500
Legal fees and expenses:	$121,321
Printing expenses:	$106,584

Length of USHO Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**
Through August 31, 2009, initial offering costs and a portion of ongoing expenses were paid for by the General Partner. Following August 31, 2009, USHO has paid the full portion of expenses related to registration of new units and a portion of the expenses related to regular operations.

Compensation to the General Partner and Other Compensation USHO:

Expenses paid by USHO through December 31, 2009 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid to General Partner:	$109,681
Amount Paid in Portfolio BrokerageCommissions:	$18,418
Other Amounts Paid*:	$333,904
Total Expenses Paid:	$462,003
Expenses Waived**:	$(299,225)
Total Expenses Paid or Accrued Including Expenses Waived:	$162,778

*
Includes expenses relating to the registration of additional units, legal fees, auditing fees, printing expenses, licensing fees and tax reporting fees and fees paid to the independent directors of the General Partner.

**
The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of USHO’s NAV, on an annualized basis. The General Partner has no obligation to continue such payment into subsequent periods.

Expenses paid by USHO through December 31, 2009 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid to General Partner:	0.60% annualized
Amount Paid in Portfolio Brokerage Commissions:	0.10% annualized
Other Amounts Paid:	1.83% annualized
Total Expenses Paid:	2.53% annualized
Expenses Waived:	(1.64)% annualized
Total Expenses Paid or Accrued Including Expenses Waived:	0.89% annualized

USHO Performance:
Name of Commodity Pool:	USHO
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	April 9, 2008
Aggregate Subscriptions (from inception through December 31, 2009):	$27,750,399
Total Net Assets as of December 31, 2009:	$16,525,095
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2009:	$27.54
Worst Monthly Percentage Draw-down:	October 2008 (28.63)%
Worst Peak-to-Valley Draw-down:	June 2008 – February 2009 (69.17)%
Number of Unitholders (as of December 31, 2009)	1,154

COMPOSITE PERFORMANCE DATA FOR USHO

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS
	Rates of return*
Month	2008		2009
January	–		0.05%
February	–		(11.34)%
March	–		6.73%
April	2.84	%**	(3.85)%
May	15.93%		23.13%
June	5.91%		4.55%
July	(12.18)%		0.39%
August	(8.41)%		(2.71)%
September	(9.77)%		(0.48)%
October	(28.63)%		7.60%
November	(18.38)%		0.19%
December	(17.80)%		2.23%
Annual Rate of Return	(56.12	)%**	25.52%

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from April 9, 2008.

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

USOF is a commodity pool and issues units traded on the NYSE Arca. The investment objective of USOF is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract on light, sweet crude oil traded on the NYMEX, less USOF’s expenses. USOF’s units began trading on April 10, 2006 and are offered on a continuous basis. USOF may invest in a mixture of listed crude oil futures contracts, other non-listed oil related investments, Treasuries, cash and cash equivalents. As of December 31, 2009, the total amount of money raised by USOF from its authorized purchasers was $24,257,292,570; the total number of authorized purchasers of USOF was 17; the number of baskets purchased by authorized purchasers of USOF was 4,752; the number of baskets redeemed by authorized purchasers of USOF was 4,121; and the aggregate amount of units purchased was 475,200,000. USOF employs an investment strategy in its operations that is similar to the investment strategy of USHO, except that its benchmark is the near month contract to expire for light, sweet crude oil delivered to Cushing, Oklahoma.

Since the offering of USOF units to the public on April 10, 2006 to December 31, 2009, the simple average daily change in its benchmark oil futures contract was -0.027%, while the simple average daily change in the NAV of USOF over the same time period was -0.022%. The average daily difference was 0.005% (or 0.5 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the benchmark oil futures contract, the average error in daily tracking by the NAV was 1.56%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

USNG is a commodity pool and issues units traded on the NYSE Arca. The investment objective of USNG is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana as measured by the changes in the price of the futures contract for natural gas traded on the NYMEX, less USNG’s expenses. USNG’s units began trading on April 18, 2007 and are offered on a continuous basis. USNG may invest in a mixture of listed natural gas futures contracts, other non-listed natural gas related investments, Treasuries, cash and cash equivalents. As of December 31, 2009, the total amount of money raised by USNG from its authorized purchasers was $10,435,093,775; the total number of authorized purchasers of USNG was 14; the number of baskets purchased by authorized purchasers of USNG was 5,821; the number of baskets redeemed by authorized purchasers of USNG was 1,326; and the aggregate amount of units purchased was 582,100,000. USNG employs an investment strategy in its operations that is similar to the investment strategy of USHO, except its benchmark is the near month contract for natural gas delivered at the Henry Hub, Louisiana.

Since the offering of USNG units to the public on April 18, 2007 to December 31, 2009, the simple average daily change in its benchmark futures contract was -0.181%, while the simple average daily change in the NAV of USNG over the same time period was -0.179%. The average daily difference was 0.002% (or 0.2 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the benchmark futures contract, the average error in daily tracking by the NAV was 0.392%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

US12OF is a commodity pool and issues units traded on the NYSE Arca. The investment objective of US12OF is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of 12 futures contracts on light, sweet crude oil traded on the NYMEX, consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, less US12OF’s expenses. US12OF’s units began trading on December 6, 2007 and are offered on a continuous basis. US12OF invests in a mixture of listed crude oil futures contracts, other non-listed oil related investments, Treasuries, cash and cash equivalents. As of December 31, 2009, the total amount of money raised by US12OF from its authorized purchasers was $224,069,815; the total number of authorized purchasers of US12OF was 4; the number of baskets purchased by authorized purchasers of US12OF was 75; the number of baskets redeemed by authorized purchasers of US12OF was 34; and the aggregate amount of units purchased was 7,500,000. US12OF employs an investment strategy in its operations that is similar to the investment strategy of USHO, except that its benchmark is the average of the prices of the near month contract to expire and the following eleven months contracts for light, sweet crude oil delivered to Cushing, Oklahoma.

Since the offering of US12OF units to the public on December 6, 2007 to December 31, 2009, the simple average daily change in its benchmark oil futures contract was -0.004%, while the simple average daily change in the NAV of US12OF over the same time period was -0.003%. The average daily difference was 0.001% (or 0.1 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the benchmark oil futures contract, the average error in daily tracking by the NAV was -0.107%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

UGA is a commodity pool and issues units traded on the NYSE Arca. The investment objective of UGA is to have the changes in percentage terms of its units’ NAV reflect the changes in percentage terms in the spot price of unleaded gasoline for delivery to the New York harbor, as measured by the changes in the price of the futures contract on gasoline traded on the NYMEX, less UGA’s expenses. UGA may invest in a mixture of listed gasoline futures contracts, other non-listed gasoline related investments, Treasuries, cash and cash equivalents. UGA’s units began trading on February 26, 2008 and are offered on a continuous basis. As of December 31, 2009, the total amount of money raised by UGA from its authorized purchasers was $126,263,651; the total number of authorized purchasers of UGA was 6; the number of baskets purchased by authorized purchasers of UGA was 42; the number of baskets redeemed by authorized purchasers of UGA was 23; and the aggregate amount of units purchased was 4,200,000. UGA employs an investment strategy in its operations that is similar to the investment strategy of USHO, except that its benchmark is the near month contract for unleaded gasoline delivered to the New York harbor.

Since the offering of UGA units to the public on February 26, 2008 to December 31, 2009, the simple average daily change in its benchmark futures contract was -0.011%, while the simple average daily change in the NAV of UGA over the same time period was -0.012%. The average daily difference was -0.001% (or -0.1 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the benchmark futures contract, the average error in daily tracking by the NAV was -0.674%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

USSO is a commodity pool and issues units traded on the NYSE Arca. The investment objective of USSO is for the changes in percentage terms of its units’ NAV to inversely reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma as measured by the changes in the price of the futures contract for light, sweet crude oil traded on the NYMEX, less USSO’s expenses.  USSO’s units began trading on September 24, 2009 and are offered on a continuous basis. USSO invests in short positions in listed crude oil futures contracts, other non-listed oil related investments, Treasuries, cash and cash equivalents. As of December 31, 2009, the total amount of money raised by USSO from its authorized purchasers was $14,290,534; the total number of authorized purchasers of USSO was 7; the number of baskets purchased by authorized purchasers of USSO was 3; no baskets were redeemed by authorized purchasers of USSO; and the aggregate amount of units purchased was 300,000. USSO employs an investment strategy in its operations that is similar to the investment strategy of USHO, except that its benchmark is the inverse of the near month contract for light, sweet crude oil delivered to Cushing, Oklahoma.

Since the offering of USSO units to the public on September 24, 2009 to December 31, 2009, the inverse of the simple average daily change in its benchmark futures contract was -0.164%, while the simple average daily change in the NAV of USSO over the same time period was -0.167%. The average daily difference was -0.003% (or -0.3 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the inverse of the daily movement of the benchmark futures contract, the average error in daily tracking by the NAV was -0.179%, meaning that over this time period USSO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

US12NG is a commodity pool and issues units traded on the NYSE Arca. The investment objective of US12NG is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the average of the prices of 12 futures contracts on natural gas traded on the NYMEX, consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, less US12NG’s expenses. US12NG’s units began trading on November 18, 2009 and are offered on a continuous basis. US12NG invests in a mixture of listed natural gas futures contracts, other non-listed natural gas related investments, Treasuries, cash and cash equivalents. As of December 31, 2009, the total amount of money raised by US12NG from its authorized purchasers was $40,652,357; the total number of authorized purchasers of US12NG was 2; the number of baskets purchased by authorized purchasers of US12NG was 8; the number of baskets redeemed by authorized purchasers of US12NG was 1; and the aggregate amount of units purchased was 800,000. US12NG employs an investment strategy in its operations that is similar to the investment strategy of USHO, except that its benchmark is the average of the prices of the near month contract to expire and the following eleven months contracts for natural gas delivered at the Henry Hub, Louisiana.

Since the offering of US12NG units to the public on November 18, 2009 to December 31, 2009, the simple average daily change in its benchmark futures contracts was 0.291%, while the simple average daily change in the NAV of US12NG over the same time period was 0.287%. The average daily difference was -0.004% (or -0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the benchmark futures contract, the average error in daily tracking by the NAV was 0.089%, meaning that over this time period US12NG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

The General Partner has filed a registration statement for two other exchange traded security funds, USBO and USCI. The investment objective of USBO will be for the daily changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of Brent crude oil, as measured by the changes in the price of the futures contract on Brent crude oil traded on the ICE Futures, less USBO’s expenses. The investment objective of USCI will be for the daily changes in percentage terms of its units’ NAV to reflect the daily changes in percentage terms of the SDCI Total Return, less USCI’s expenses.

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

USOF:

Experience in Raising and Investing in Funds through December 31, 2009

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered *:	$71,257,630,000
Dollar Amount Raised:	$24,257,292,570
Organizational and Offering Expenses **:
SEC registration fee:	$2,480,174
FINRA registration fee:	$603,500
Listing fee:	$5,000
Auditor’s fees and expenses:	$495,850
Legal fees and expenses:	$2,040,875
Printing expenses:	$285,230

Length of USOF Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**
Through December 31, 2006, these expenses were paid for by an affiliate of the General Partner in connection with the initial public offering. Following December 31, 2006, USOF has recorded these expenses.

Compensation to the General Partner and Other Compensation USOF:

Expenses Paid by USOF through December 31, 2009 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid to General Partner:	$20,842,027
Amount Paid in Portfolio Brokerage Commissions:	$7,159,498
Other Amounts Paid *:	$8,770,873
Total Expenses Paid:	$36,772,398

*
Includes expenses relating to the registration of additional units, legal fees, auditing fees, printing expenses, licensing fees and tax reporting fees and fees paid to the independent directors of the General Partner.

Expenses Paid by USOF through December 31, 2009 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid to General Partner:	0.46% annualized
Amount Paid in Portfolio Brokerage Commissions:	0.16% annualized
Other Amounts Paid:	0.19% annualized
Total Expenses Paid:	0.81% annualized

USOF Performance:
Name of Commodity Pool:	USOF
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	April 10, 2006
Aggregate Subscriptions (from inception through December 31, 2009):	$24,257,292,570
Total Net Assets as of December 31, 2009:	$2,471,252,817
Initial NAV per Unit as of Inception:	$67.39
NAV per Unit as of December 31, 2009:	$39.16
Worst Monthly Percentage Draw-down:	October 2008 (31.57)%
Worst Peak-to-Valley Draw-down:	June 2008 – February 2009 (75.84)%
Number of Unitholders (as of December 31, 2009)	84,835

COMPOSITE PERFORMANCE DATA FOR USOF

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return*
Month	2006		2007	2008	2009
January	–		(6.55)%	(4.00)%	(14.60)%
February	–		5.63%	11.03%	(6.55)%
March	–		4.61%	0.63%	7.23%
April	3.47	%**	(4.26)%	12.38%	(2.38)%
May	(2.91)%		(4.91)%	12.80%	26.69%
June	3.16%		9.06%	9.90%	4.16%
July	(0.50)%		10.57%	(11.72)%	(2.30)%
August	(6.97)%		(4.95)%	(6.75)%	(1.98)%
September	(11.72)%		12.11%	(12.97)%	0.25%
October	(8.45)%		16.98%	(31.57)%	8.43%
November	4.73%		(4.82)%	(20.65)%	(0.51)%
December	(5.21)%		8.67%	(22.16)%	(0.03)%
Annual Rate of Return	(23.03	)%**	46.17%	(54.75)%	14.14%

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from April 10, 2006.

For a definition of draw-down, please see text below “Composite Performance Data for USHO”.

USNG:

Experience in Raising and Investing in Funds through December 31, 2009

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered*:	$24,056,500,000
Dollar Amount Raised:	$10,435,093,775
Organizational and Offering Expenses**:
SEC registration fee:	$1,361,084
FINRA registration fee:	$377,500
Listing fee:	$5,000
Auditor’s fees and expenses:	$274,350
Legal fees and expenses:	$1,614,956
Printing expenses:	$73,270

Length of USNG Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**	Through April 18, 2007, these expenses were paid for by the General Partner. Following April 18, 2007, USNG has recorded these expenses.

Compensation to the General Partner and Other Compensation USNG:

Expenses paid by USNG through December 31, 2009 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid to General Partner:	$19,802,761
Amount Paid in Portfolio Brokerage Commissions:	$12,603,078
Other Amounts Paid *:	$8,074,997
Total Expenses Paid:	$40,480,836

*
Includes expenses relating to the registration of additional units, legal fees, auditing fees, printing expenses, licensing fees and tax reporting fees and fees paid to the independent directors of the General Partner.

Expenses paid by USNG through December 31, 2009 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid to General Partner:	0.55% annualized
Amount Paid in Portfolio Brokerage Commissions:	0.35% annualized
Other Amounts Paid:	0.23% annualized
Total Expenses Paid:	1.13% annualized

USNG Performance:
Name of Commodity Pool:	USNG
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	April 18, 2007
Aggregate Subscriptions (from inception through December 31, 2009):	$10,435,093,775
Total Net Assets as of December 31, 2009:	$4,525,107,163
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2009:	$10.07
Worst Monthly Percentage Draw-down:	July 2008 (32.13)%
Worst Peak-to-Valley Draw-down:	June 2008 – November 2009 (85.89)%
Number of Unitholders (as of December 31, 2009)	203,277

COMPOSITE PERFORMANCE DATA FOR USNG

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return*
Month	2007		2008	2009
January	–		8.87%	(21.49)%
February	–		15.87%	(5.47)%
March	–		6.90%	(11.81)%
April	4.30	%**	6.42%	(13.92)%
May	(0.84)%		6.53%	10.37%
June	(15.90)%		13.29%	(4.63)%
July	(9.68)%		(32.13)%	(8.70)%
August	(13.37)%		(13.92)%	(27.14)%
September	12.28%		(9.67)%	26.03%
October	12.09%		(12.34)%	(13.31)%
November	(16.16)%		(6.31)%	(11.86)%
December	0.75%		(14.32)%	13.91%
Annual Rate of Return	(27.64	)%**	(35.68)%	(56.73)%

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from April 18, 2007.

For a definition of draw-down, please see text below “Composite Performance Data for USHO”.

US12OF:

Experience in Raising and Investing in Funds through December 31, 2009

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered *:	$3,718,000,000
Dollar Amount Raised:	$224,069,815
Organizational and Offering Expenses **:
SEC registration fee:	$129,248
FINRA registration fee:	$151,000
Listing fee:	$5,000
Auditor’s fees and expenses:	$60,700
Legal fees and expenses:	$301,279
Printing expenses:	$44,402

Length of US12OF Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**
Through March 31, 2009, a portion of these expenses were paid for by an affiliate of the General Partner in connection with the initial public offering. Following March 31, 2009, US12OF has recorded these expenses.

Compensation to the General Partner and Other Compensation US12OF:

Expenses paid by US12OF through December 31, 2009 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid to General Partner:	$922,534
Amount Paid in Portfolio Brokerage Commissions:	$52,790
Other Amounts Paid*:	$798,777
Total Expenses Paid or Accrued:	$1,774,101
Expenses Waived**:	$(108,246)
Total Expenses Paid or Accrued Including Expenses Waived:	$1,665,855

*
Includes expenses relating to the registration of additional units, legal fees, auditing fees, printing expenses, licensing fees and tax reporting fees and fees paid to the independent directors of the General Partner.

**
The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of US12OF’s NAV, on an annualized basis through March 31, 2009, after which date such payments were no longer necessary. The General Partner has no obligation to continue such payment in subsequent periods.

Expenses paid by US12OF through December 31, 2009 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid to General Partner:	0.60% annualized
Amount Paid in Portfolio Brokerage Commissions:	0.03% annualized
Other Amounts Paid:	0.52% annualized
Total Expenses Paid or Accrued:	1.15% annualized
Expenses Waived:	(0.07)% annualized
Total Expenses Paid or Accrued Including Expenses Waived:	1.08% annualized

US12OF Performance:
Name of Commodity Pool:	US12OF
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	December 6, 2007
Aggregate Subscriptions (from inception through December 31, 2009):	$224,069,815
Total Net Assets as of December 31, 2009:	$165,523,309
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2009:	$40.37
Worst Monthly Percentage Draw-down:	October 2008 (29.59)%
Worst Peak-to-Valley Draw-down:	June 2008–February 2009 (66.97)%
Number of Unitholders (as of December 31, 2009)	6,875

COMPOSITE PERFORMANCE DATA FOR US12OF

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return*
Month	2007		2008	2009
January	–		(2.03)%	(7.11)%
February	–		10.48%	(4.34)%
March	–		(0.66)%	9.22%
April	–		11.87%	(1.06)%
May	–		15.47%	20.40%
June	–		11.59%	4.51%
July	–		(11.39)%	1.22%
August	–		(6.35)%	(2.85)%
September	–		(13.12)%	(0.92)%
October	–		(29.59)%	8.48%
November	–		(16.17)%	2.31%
December	8.46	%**	(12.66)%	(1.10)%
Annual Rate of Return	8.46	%**	(42.39)%	29.23%

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from December 6, 2007.

For a definition of draw-down, please see text below “Composite Performance Data for USHO”.

UGA:

Experience in Raising and Investing in Funds through December 31, 2009

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered*:	$1,500,000,000
Dollar Amount Raised:	$126,264,653
Organizational and Offering Expenses**:
SEC registration fee:	$184,224
FINRA registration fee:	$151,000
Listing fee:	$5,000
Auditor’s fees and expenses:	$27,500
Legal fees and expenses:	$217,078
Printing expenses:	$162,901

Length of UGA Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**	Through August 31, 2009, initial offering costs and a portion of ongoing expenses were paid for by the General Partner. Following August 31, 2009, UGA has recorded these expenses.

Compensation to the General Partner and Other Compensation UGA:

Expenses paid by UGA through December 31, 2009 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid to General Partner:	$474,543
Amount Paid in Portfolio Brokerage Commissions:	$90,757
Other Amounts Paid*:	$529,839
Total Expenses Paid or Accrued:	$1,095,139
Expenses Waived**:	$(382,703)
Total Expenses Paid or Accrued Including Expenses Waived:	$712,436

*
Includes expenses relating to the registration of additional units, legal fees, auditing fees, printing expenses, licensing fees and tax reporting fees and fees paid to the independent directors of the General Partner.

**
The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of UGA’s NAV, on an annualized basis. The General Partner has no obligation to continue such payment into subsequent periods.

Expenses paid by UGA through December 31, 2009 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid to General Partner:	0.60% annualized
Amount Paid in Portfolio Brokerage Commissions:	0.11% annualized
Other Amounts Paid:	0.67% annualized
Total Expenses Paid or Accrued:	1.38% annualized
Expenses Waived:	(0.48)% annualized
Total Expenses Paid or Accrued Including Expenses Waived:	0.90% annualized

UGA Performance:
Name of Commodity Pool:	UGA
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	February 26, 2008
Aggregate Subscriptions (from inception through December 31, 2009):	$126,263,653
Total Net Assets as of December 31, 2009:	$69,185,740
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2009:	$36.41
Worst Monthly Percentage Draw-down:	October 2008 (38.48%)
Worst Peak-to-Valley Draw-down:	June 2008 – December 2008 (69.02%)
Number of Unitholders (as of December 31, 2009)	5,131

COMPOSITE PERFORMANCE DATA FOR UGA

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return*
Month	2008		2009
January	-		16.23%
February	(0.56	)%**	0.26%
March	(2.39)%		2.59%
April	10.94%		2.07%
May	15.60%		30.41%
June	4.80%		1.65%
July	(12.79)%		6.24%
August	(3.88)%		(3.71)%
September	(9.36)%		(3.38)%
October	(38.48)%		10.96%
November	(21.35)%		1.00%
December	(15.72)%		0.55%
Annual Rate of Return	(59.58	)%**	80.16%

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from February 26, 2008.

For a definition of draw-down, please see text below “Composite Performance Data for USHO”.

USSO:

Experience in Raising and Investing in Funds through December 31, 2009

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered *:	$1,500,000,000
Dollar Amount Raised:	$14,290,534
Organizational and Offering Expenses **:
SEC registration fee:	$49,125
FINRA registration fee:	$75,500
Listing fee:	$5,000
Legal fees and expenses:	$512,460
Printing expenses:	$23,945

Length of USSO Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**	These expenses were paid for by the General Partner.

Compensation to the General Partner and Other Compensation USSO:

Expenses paid by USSO through December 31, 2009 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid to General Partner:	$20,150
Amount Paid in Portfolio Brokerage Commissions:	$4,695
Other Amounts Paid*:	$212,443
Total Expenses Paid:	$237,288
Expenses Waived**:	$(206,444)
Total Expenses Paid or Accrued Including Expenses Waived:	$30,844

*	Includes expenses relating to legal fees, auditing fees, printing expenses, licensing fees and tax reporting fees and fees paid to the independent directors of the General Partner.
**
The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of USSO’s NAV, on an annualized basis. The General Partner has no obligation to continue such payment into subsequent periods.

Expenses paid by USSO through December 31, 2009 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid to General Partner:	0.60% annualized
Amount Paid in Portfolio Brokerage Commissions:	0.14% annualized
Other Amounts Paid:	6.33% annualized
Total Expenses Paid:	7.07% annualized
Expenses Waived:	(6.15)% annualized
Total Expenses Paid or Accrued Including Expenses Waived:	0.92% annualized

USSO Performance:
Name of Commodity Pool:	USSO
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	September 24, 2009
Aggregate Subscriptions (from inception through December 31, 2009):	$14,290,534
Total Net Assets as of December 31, 2009:	$13,196,305
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2009:	$43.99
Worst Monthly Percentage Draw-down:	October 2009 (8.65)%
Worst Peak-to-Valley Draw-down:	September 2009-December 2009 (12.02)%
Number of Unitholders (as of December 31, 2009)	185

COMPOSITE PERFORMANCE DATA FOR USSO

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return*
Month	2009
January	–
February	–
March	–
April	–
May	–
June	–
July	–
August	–
September	(2.90	)%**
October	(8.65)%
November	(0.25)%
December	(0.57)%
Annual Rate of Return	(12.02	)%**

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from September 24, 2009.

For a definition of draw-down, please see text below “Composite Performance Data for USHO”.

US12NG:

Experience in Raising and Investing in Funds through December 31, 2009

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered *:	$1,500,000,000
Dollar Amount Raised:	$40,652,357
Organizational and Offering Expenses **:
SEC registration fee:	$82,445
FINRA registration fee:	$75,500
Listing fee:	$5,000
Auditor’s fees and expenses:	$2,500
Legal fees and expenses:	$202,252
Printing expenses:	$31,588

Length of US12NG Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**	These expenses were paid for by the General Partner.

Compensation to the General Partner and Other Compensation US12NG:

Expenses paid by US12NG through December 31, 2009 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid to General Partner:	$16,490
Amount Paid in Portfolio Brokerage Commissions:	$9,284
Other Amounts Paid*:	$141,553
Total Expenses Paid:	$167,327
Expenses Waived**:	$(136,678)
Total Expenses Paid or Accrued Including Expenses Waived:	$30,649

*	Includes expenses relating to legal fees, auditing fees, printing expenses, licensing fees and tax reporting fees and fees paid to the independent directors of the General Partner.
**
The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of US12NG’s NAV, on an annualized basis. The General Partner has no obligation to continue such payment into subsequent periods.

Expenses paid by US12NG through December 31, 2009 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid to General Partner:	0.60% annualized
Amount Paid in Portfolio Brokerage Commissions:	0.34% annualized
Other Amounts Paid:	5.15% annualized
Total Expenses Paid:	6.09% annualized
Expenses Waived:	(4.97)% annualized
Total Expenses Paid or Accrued Including Expenses Waived:	1.12% annualized

US12NGPerformance:
Name of Commodity Pool:	US12NG
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	November 18, 2009
Aggregate Subscriptions (from inception through December 31, 2009):	$40,652,357
Total Net Assets as of December 31, 2009:	$37,637,148
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2009:	$53.77
Worst Monthly Percentage Draw-down:	November 2009 (0.02)%
Worst Peak-to-Valley Draw-down:	November 2009 (0.02)%
Number of Unitholders (as of December 31, 2009)	1,276

COMPOSITE PERFORMANCE DATA FOR US12NG

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Rates of return*
Month	2009
January	-
February	-
March	-
April	-
May	-
June	-
July	-
August	-
September	-
October	-
November	(0.02	)%**
December	7.56%
Annual Rate of Return	7.54	%**

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from November 18, 2009.

For a definition of draw-down, please see text below “Composite Performance Data for USHO”.

Other Related Commodity Trading and Investment Management Experience

Until December 31, 2009, Ameristock Corporation was an affiliate of the General Partner.  Ameristock Corporation is a California-based registered investment advisor registered under the Investment Advisers Act of 1940, as amended, that has been sponsoring and providing portfolio management services to mutual funds since 1995. Ameristock Corporation is the investment adviser to the Ameristock Mutual Fund, Inc., a mutual fund registered under the Investment Company Act of 1940, as amended (the “1940 Act”), that focuses on large cap U.S. equities that has $219,616,809 in assets as of December 31, 2009. Ameristock Corporation was also the investment advisor to the Ameristock ETF Trust, an open-end management investment company registered under the 1940 Act that consisted of five separate investment portfolios, each of which sought investment results, before fees and expenses, that corresponded generally to the price and yield performance of a particular U.S. Treasury securities index owned and compiled by Ryan Holdings LLC and Ryan ALM, Inc. The Ameristock ETF Trust has liquidated each of its investment portfolios and has wound up its affairs.

Investments

The General Partner applies substantially all of USHO’s assets toward trading in Futures Contracts and Other Heating Oil-Related Investments and investments in Treasuries, cash and/or cash equivalents. The General Partner has sole authority to determine the percentage of assets that are:

•	held on deposit with the futures commission merchant or other custodian,

•	used for other investments, and

•	held in bank accounts to pay current obligations and as reserves.

The General Partner deposits substantially all of USHO’s net assets with the Custodian or other custodian. When USHO purchases a Futures Contract and certain exchange traded Other Heating Oil-Related Investments, USHO is required to deposit with the selling futures commission merchant on behalf of the exchange a portion of the value of the contract or other interest as security to ensure payment for the obligation under Heating Oil Interests at maturity. This deposit is known as “margin.” USHO invests the remainder of its assets equal to the difference between the margin deposited and the market value of the Futures Contract in Treasuries, cash and/or cash equivalents.

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

Some swap transactions are cleared through central counterparties.  These transactions, known as cleared swaps, involve two counterparties first agreeing to the terms of a swap transaction, then submitting the transaction to a clearing house that acts as the central counterparty. Once submitted to the clearing house, the original swap transaction is novated and the central counterparty becomes the counterparty to a trade with each of the original parties based upon the trade terms determined in the original transaction.  In this manner each individual swap counterparty reduces its risk of loss due to counterparty nonperformance because the clearing house acts as the counterparty to each transaction.

Participants

The two broad classes of persons who trade commodities are hedgers and speculators. Hedgers include financial institutions that manage or deal in interest rate-sensitive instruments, foreign currencies or stock portfolios, and commercial market participants, such as farmers and manufacturers, that market or process commodities. Hedging is a protective procedure designed to effectively lock in prices that would otherwise change due to an adverse movement in the price of the underlying commodity, for example, the adverse price movement between the time a merchandiser or processor enters into a contract to buy or sell a raw or processed commodity at a certain price and the time he must perform the contract. In such a case, at the time the hedger contracts to physically sell the commodity at a future date he will simultaneously buy a futures or forward contract for the necessary equivalent quantity of the commodity. At the time for performance of the contract, the hedger may accept delivery under his futures contract and sell the commodity quantity as required by his physical contract or he may buy the actual commodity, sell it under the physical contract and close out his position by making an offsetting sale of a futures contract.

The commodity interest markets enable the hedger to shift the risk of price fluctuations. The usual objective of the hedger is to protect the profit that he expects to earn from farming, merchandising, or processing operations rather than to profit from his trading. However, at times the impetus for a hedge transaction may result in part from speculative objectives, and hedgers can end up paying higher prices than they would have, for example, if current market prices are lower than the locked in price.

Unlike the hedger, the speculator generally expects neither to make nor take delivery of the underlying commodity. Instead, the speculator risks his capital with the hope of making profits from price fluctuations in the commodities. The speculator is, in effect, the risk bearer who assumes the risks that the hedger seeks to avoid. Speculators rarely make or take delivery of the underlying commodity; rather they attempt to close out their positions prior to the delivery date. Because the speculator may take either a long or short position in commodities, it is possible for him to make profits or incur losses regardless of whether prices go up or down.

Futures Exchanges and Clearing Organizations

Futures exchanges provide centralized market facilities in which multiple persons have the ability to execute or trade contracts by accepting bids and offers from multiple participants. Futures exchanges may provide for execution of trades at a physical location utilizing trading pits and/or may provide for trading to be done electronically through computerized matching of bids and offers pursuant to various algorithms. Members of a particular exchange and the trades executed on such exchange are subject to the rules of that exchange. Futures exchanges and clearing organizations are given reasonable latitude in promulgating rules and regulations to control and regulate their members. Examples of regulations by exchanges and clearing organizations include the establishment of initial margin levels, rules regarding trading practices, contract specifications, speculative position limits, daily price fluctuation limits, and execution and clearing fees.

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

A derivatives transaction execution facility (a “DTEF”) is a new type of exchange that is subject to fewer regulatory requirements than a designated contract market but is subject to both commodity interest and participant limitations. DTEFs limit access to eligible traders that qualify as either eligible contract participants or eligible commercial entities for futures and option contracts on commodities that have a nearly inexhaustible deliverable supply, are highly unlikely to be susceptible to the threat of manipulation, or have no cash market, security futures products, and futures and option contracts on commodities that the CFTC may determine, on a case-by-case basis, are highly unlikely to be susceptible to the threat of manipulation. In addition, certain commodity interests excluded or exempt from the CEA, such as swaps, etc. may be traded on a DTEF. There is no requirement that a DTEF use a clearing organization, except with respect to trading in security futures contracts, in which case the clearing organization must be a securities clearing agency. However, if futures contracts and options on futures contracts on a DTEF are cleared, then it must be through a CFTC-registered derivatives clearing organization, except that some excluded or exempt commodities traded on a DTEF may be cleared through a clearing organization other than one registered with the CFTC.

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

Accountability Levels and Position Limits

The CFTC and U.S. designated contract markets have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than a hedger, which USHO is not) may hold, own or control. Among the purposes of accountability levels and position limits is to prevent a corner or squeeze on a market or undue influence on prices by any single trader or group of traders. The position limits currently established by the CFTC apply to certain agricultural commodity interests, such as grains (oats, barley, and flaxseed), soybeans, corn, wheat, cotton, eggs, rye, and potatoes, but not to interests in energy products. In addition, U.S. exchanges may set accountability levels and position limits for all commodity interests traded on that exchange. For example, the current accountability level for investments at any one time in heating oil Futures Contracts (including investments in the Benchmark Futures Contract) on the NYMEX is 7,000 contracts.  The NYMEX also imposes position limits on contracts held in the last few days of trading in the near month contract to expire. The ICE Futures has recently adopted similar accountability levels and position limits for certain of its futures contracts that are traded on the ICE Futures and settled against the price of a contract listed for trading on a U.S. designated contract market such as the NYMEX. Certain exchanges or clearing organizations also set limits on the total net positions that may be held by a clearing broker. In general, no position limits are in effect in forward or other over-the-counter contract trading or in trading on non-U.S. futures exchanges, although the principals with which USHO and the clearing brokers may trade in such markets may impose such limits as a matter of credit policy. For purposes of determining accountability levels and position limits, USHO’s commodity interest positions will not be attributable to investors in their own commodity interest trading.

On January 26, 2010, the CFTC published a proposed rule that, if implemented, would set fixed position limits on certain energy Futures Contracts, including the NYMEX RBOB gasoline futures contract, NYMEX Henry Hub natural gas futures contract, NYMEX Light Sweet crude oil futures contract and NYMEX New York Harbor No. 2 heating oil futures contract, along with any contract based upon these contracts.  The proposed position limits would be set as a percentage of the open interest in these contracts for the spot month, any single month, and all months combined.  Additionally, the proposed rule would aggregate positions in the enumerated contracts and those based upon such contracts, including contracts listed on separate exchanges.  This proposal is currently undergoing a 90-day public comment period.

Daily Price Limits

Most U.S. futures exchanges (but generally not non-U.S. exchanges) may limit the amount of fluctuation in some futures contract or options on a futures contract prices during a single trading day by regulations. These regulations specify what are referred to as daily price fluctuation limits or, more commonly, daily limits. The daily limits establish the maximum amount that the price of a futures or options on a futures contract may vary either up or down from the previous day’s settlement price. Once the daily limit has been reached in a particular futures or options on a futures contract, no trades may be made at a price beyond the limit. Positions in the futures or options contract may then be taken or liquidated, if at all, only at inordinate expense or if traders are willing to effect trades at or within the limit during the period for trading on such day. Because the daily limit rule governs price movement only for a particular trading day, it does not limit losses and may in fact substantially increase losses because it may prevent the liquidation of unfavorable positions. Futures contract prices have occasionally moved to the daily limit for several consecutive trading days, thus preventing prompt liquidation of positions and subjecting the trader to substantial losses for those days. The concept of daily price limits is not relevant to over-the-counter contracts, including forwards and swaps, and thus such limits are not imposed by banks and others who deal in those markets.

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

The function of the CFTC is to implement the objectives of the CEA of preventing price manipulation and other disruptions to market integrity, avoiding systemic risk, preventing fraud and promoting innovation, competition and financial integrity of transactions. As mentioned above, this regulation, among other things, provides that the trading of commodity interest contracts generally must be upon exchanges designated as contract markets or DTEFs and that all trading on those exchanges must be done by or through exchange members. Under the CFMA, commodity interest trading in some commodities between sophisticated persons may be traded on a trading facility not regulated by the CFTC. As a general matter, trading in spot contracts, forward contracts, options on forward contracts or commodities, or swap contracts between eligible contract participants is not within the jurisdiction of the CFTC and may therefore be effectively unregulated. The trading advisors may engage in those transactions on behalf of USHO in reliance on this exclusion from regulation.  However, legislation currently under consideration by the U.S. Congress would remove the exclusion provided to these transactions and place them under federal regulation.  The proposed legislation would subject these contracts to new capital, margin, recordkeeping, and reporting requirements.

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

Trading in the over-the-counter markets where no clearing facility is provided generally does not require margin but generally does require the extension of credit between counterparties. This extension of credit generally takes the form of transfers of collateral and/or independent amounts. Collateral is transferred between counterparties during the term of an over-the-counter transaction based upon the changing value of the transaction, while independent amounts are fixed amounts posted by one or both counterparties at the start of an over-the-counter transaction.

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

Intellectual Property

The General Partner owns trademark registrations for UNITED STATES HEATING OIL FUND (U.S. Reg. No. 3490750) for “fund investment services in the field of heating oil futures contracts, cash-settled options on heating oil futures contracts, forward contracts for heating oil, over-the-counter transactions based on the price of heating oil, and indices based on the foregoing,” in use since April 8, 2008, and UHN UNITED STATES HEATING OIL FUND, LP (and House Design) (U.S. Reg. No. 3638986) for “investment services in the field of heating oil futures contracts and other heating oil related investments,” in use since April 8, 2008. USHO relies upon these trademarks through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors. So long as USHO continues to use these trademarks to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations, it will continue to have indefinite protection for these trademarks under current laws, rules and regulations.

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

USHO is subject to the risks and hazards of the heating oil industry because it invests in Heating Oil Interests. The risks and hazards that are inherent in the heating oil industry may cause the price of heating oil to widely fluctuate. If USHO’s units accurately track the percentage changes in the terms of the Benchmark Futures Contract or the spot price of heating oil, then the price of its units may also fluctuate. The exploration for crude oil, the raw material used in the production of heating oil, and production of heating oil are uncertain processes with many risks. The cost of drilling, completing and operating wells for crude oil is often uncertain, and a number of factors can delay or prevent drilling operations or production of heating oil, including:

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

Tensions with Iran, the world’s fourth largest oil exporter, could put oil exports in jeopardy. Other global concerns include civil unrest and sabotage affecting the flow of oil from Nigeria, a large oil exporter. Meanwhile, friction continues between the governments of the United States and Venezuela, a major exporter of oil to the United States. Additionally, a series of production cuts by members of OPEC followed by a refusal to subsequently increase oil production have tightened world oil markets.

Limitations on ability to develop additional sources of heating oil could impact future prices.

In the past, a supply disruption in one area of the world has been softened by the ability of major oil-producing nations such as Saudi Arabia to increase output to make up the difference. Now, much of that spare reserve capacity has been absorbed by increased demand. In addition, consumption of oil products is increasing around the world, especially in rapidly growing countries such as India and China, which is now the world’s second-largest energy user. According to the United States Government’s Energy Information Administration, global oil demand is expected to rise by more than 7 million barrels per day in 2010, compared with a decrease in demand of 1.8 million barrels a day in 2009 and largely unchanged demand in 2008.

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

While it is expected that the trading prices of the units will fluctuate in accordance with changes in USHO’s NAV, the prices of units may also be influenced by other factors, including the short-term supply and demand for heating oil and the units. There is no guarantee that the units will not trade at appreciable discounts from, and/or premiums to, USHO’s NAV. This could cause changes in the price of the units to substantially vary from changes in the spot price of heating oil. This may be harmful to investors because if changes in the price of units vary substantially from changes in the Benchmark Futures Contract or the spot price of heating oil, then investors may not be able to effectively use USHO as a way to hedge the risk of losses in their heating oil-related transactions or as a way to indirectly invest in heating oil.

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

•
Short-term supply and demand for heating oil may cause changes in the market price of the Benchmark Futures Contract to vary from the changes in USHO’s NAV if USHO has fully invested in Futures Contracts that do not reflect such supply and demand and it is unable to replace such contracts with Futures Contracts that do reflect such supply and demand. In addition, there are also technical differences between the two markets, e.g., one is a physical market while the other is a futures market traded on exchanges, that may cause variations between the spot price of heating oil and the prices of related futures contracts.

•
USHO plans to sell and buy only as many Futures Contracts and Other Heating Oil-Related Investments that it can to get the changes in percentage terms of the NAV as close as possible to the changes in percentage terms in the price of the Benchmark Futures Contract. The remainder of its assets will be invested in Treasuries, cash and cash equivalents and will be used to satisfy initial margin and additional margin requirements, if any, and to otherwise support its investments in Heating Oil Interests. Investments in Treasuries, cash and/or cash equivalents, both directly and as margin, will provide rates of return that will vary from changes in the value of the spot price of heating oil and the price of the Benchmark Futures Contract.

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

•
As USHO grows, there may be more or less correlation. For example, if USHO only has enough money to buy three Benchmark Futures Contracts and it needs to buy four contracts to track the price of heating oil then the correlation will be lower, but if it buys 20,000 Benchmark Futures Contracts and it needs to buy 20,001 contracts then the correlation will be higher. At certain asset levels, USHO may be limited in its ability to purchase the Benchmark Futures Contract or Other Heating Oil-Related Investments due to accountability levels imposed by the relevant exchanges. To the extent that USHO invests in these other Futures Contracts or Other Heating Oil-Related Investments, the correlation with the Benchmark Futures Contract may be lower. If USHO is required to invest in other Futures Contracts and Other Heating Oil-Related Investments that are less correlated with the Benchmark Futures Contract, USHO would likely invest in over-the-counter contracts to increase the level of correlation of USHO’s assets. Over-the-counter contracts entail certain risks described below under “Over-the-Counter Contract Risk.”

•
USHO may not be able to buy the exact number of Futures Contracts and Other Heating Oil-Related Investments to have a perfect correlation with the Benchmark Futures Contract if the purchase price of  Futures Contracts required to be fully invested in such contracts is higher than the proceeds received for the sale of a Creation Basket on the day the basket was sold. In such case, USHO could not invest the entire proceeds from the purchase of the Creation Basket in such futures contracts (for example, assume USHO receives $5,000,000 for the sale of a Creation Basket and assume that the value of a Futures Contract for heating oil is $103,950 based on a price of $2.50 per gallon, then USHO could only invest in only 47 Futures Contracts with an aggregate value of $4,935,000). USHO would be required to invest a percentage of the proceeds in cash, Treasuries or other liquid securities to be deposited as margin with the futures commission merchant through which the contracts were purchased. The remainder of the purchase price for the Creation Basket would remain invested in Treasuries, cash and/or cash equivalents or other liquid securities as determined by the General Partner from time to time based on factors such as potential calls for margin or anticipated redemptions. If the trading market for Futures Contracts is suspended or closed, USHO may not be able to purchase these investments at the last reported price for such investments.

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

When using the Benchmark Futures Contract as a strategy to track the spot price of heating oil, at best the correlation between changes in prices of such Heating Oil Interests and the spot price of heating oil can be only approximate. The degree of imperfection of correlation depends upon circumstances such as variations in the speculative heating oil market, supply of and demand for such Heating Oil Interests and technical influences in futures trading. If there is a weak correlation between the Heating Oil Interests and the spot price of heating oil, then the price of units may not accurately track the spot price of heating oil and investors may not be able to effectively use USHO as a way to hedge the risk of losses in their heating oil-related transactions or as a way to indirectly invest in heating oil.

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

USHO may not always be able to liquidate its positions in its investments at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as a foreign government taking political actions that disrupt the market in its currency, its heating oil production or exports, or in another major export, can also make it difficult to liquidate a position. Alternatively, limits imposed by futures exchanges or other regulatory organizations, such as accountability levels, position limits and daily price fluctuation limits, may contribute to a lack of liquidity with respect to some commodity interests.

Unexpected market illiquidity may cause major losses to investors at any time or from time to time. In addition, USHO has not and does not intend at this time to establish a credit facility, which would provide an additional source of liquidity and instead will rely only on the Treasuries, cash and/or cash equivalents that it holds. The anticipated large value of the positions in Futures Contracts that the General Partner will acquire or enter into for USHO increases the risk of illiquidity. The Other Heating Oil-Related Investments that USHO invests in, such as negotiated over-the-counter contracts, may have a greater likelihood of being illiquid since they are contracts between two parties that take into account not only market risk, but also the relative credit, tax, and settlement risks under such contracts. Such contracts also have limited transferability that results from such risks and from the contract’s express limitations.

Because both Futures Contracts and Other Heating Oil-Related Investments may be illiquid, USHO’s Heating Oil Interests may be more difficult to liquidate at favorable prices in periods of illiquid markets and losses may be incurred during the period in which positions are being liquidated.

If the nature of hedgers and speculators in futures markets has shifted such that heating oil purchasers are the predominant hedgers in the market, USHO might have to reinvest at higher futures prices or choose Other Heating Oil-Related Investments.

The changing nature of the hedgers and speculators in the heating oil market influences whether futures prices are above or below the expected future spot price. In order to induce speculators to take the corresponding long side of the same futures contract, heating oil producers must generally be willing to sell futures contracts at prices that are below expected future spot prices. Conversely, if the predominant hedgers in the futures market are the purchasers of the heating oil who purchase futures contracts to hedge against a rise in prices, then speculators will only take the short side of the futures contract if the futures price is greater than the expected future spot price of heating oil. This can have significant implications for USHO when it is time to reinvest the proceeds from a maturing Futures Contract into a new Futures Contract.

While USHO does not intend to take physical delivery of heating oil under its Futures Contracts, physical delivery under such contracts impacts the value of the contracts.

While it is not the current intention of USHO to take physical delivery of heating oil under its Futures Contracts, futures contracts are not required to be cash-settled and it is possible to take delivery under some of these contracts. Storage costs associated with purchasing heating oil could result in costs and other liabilities that could impact the value of Futures Contracts or Other Heating Oil-Related Investments. Storage costs include the time value of money invested in heating oil as a physical commodity plus the actual costs of storing the heating oil less any benefits from ownership of heating oil that are not obtained by the holder of a futures contract. In general, Futures Contracts have a one-month delay for contract delivery and the back month (the back month is any future delivery month other than the spot month) includes storage costs. To the extent that these storage costs change for heating oil while USHO holds Futures Contracts or Other Heating Oil-Related Investments, the value of the Futures Contracts or Other Heating Oil-Related Investments, and therefore USHO’s NAV, may change as well.

The price relationship between the near month contract and the next month contract that compose the Benchmark Futures Contract will vary and may impact both the total return over time of USHO’s NAV, as well as the degree to which its total return tracks other heating oil price indices’ total returns.

The design of USHO’s Benchmark Futures Contract is such that every month it begins by using the near month contract to expire until the near month contract is within two weeks of expiration, when the near month contract is sold and replaced with the next month contract to expire. In the event of a heating oil futures market where near month contracts trade at a higher price than next month to expire contracts, a situation described as “backwardation” in the futures market, then absent the impact of the overall movement in heating oil prices the value of the benchmark contract would tend to rise as it approaches expiration. As a result, the total return of the Benchmark Futures Contract would tend to track higher. Conversely, in the event of a heating oil futures market where near month contracts trade at a lower price than next month contracts, a situation described as “contango” in the futures market, then absent the impact of the overall movement in heating oil prices the value of the benchmark contract would tend to decline as it approaches expiration. As a result, the total return of the Benchmark Futures Contract would tend to track lower. When compared to total return of other price indices, such as the spot price of heating oil, the impact of backwardation and contango may lead the total return of USHO’s NAV to vary significantly. In the event of a prolonged period of contango, and absent the impact of rising or falling heating oil prices, this could have a significant negative impact on USHO’s NAV and total return.

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

In the wake of the economic crisis of 2008 and 2009, the Administration, federal regulators and Congress are revisiting the regulation of the financial sector, including securities and commodities markets. These efforts are likely to result in significant changes in the regulation of these markets.

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

On January 26, 2010, the CFTC published a proposed rule that, if implemented, would set fixed position limits on certain energy Futures Contracts, including the NYMEX RBOB gasoline futures contract, NYMEX Henry Hub natural gas futures contract, NYMEX Light Sweet crude oil futures contract and NYMEX New York Harbor No. 2 heating oil futures contract, along with any contract based upon these contracts.  The proposed position limits would be set as a percentage of the open interest in these contracts for the spot month, any single month, and all months combined.  Additionally, the proposed rule would aggregate positions in the enumerated contracts and those based upon such contracts, including contracts listed on separate exchanges.  This proposal is currently undergoing a 90-day public comment period.

Investing in USHO for purposes of hedging may be subject to several risks including the possibility of losing the benefit of favorable market movement.

Participants in the heating oil or in other industries may use USHO as a vehicle to hedge the risk of losses in their heating oil-related transactions. There are several risks in connection with using USHO as a hedging device. While hedging can provide protection against an adverse movement in market prices, it can also preclude a hedger’s opportunity to benefit from a favorable market movement. In a hedging transaction, the hedger may be concerned that the hedged item will increase in price, but must recognize the risk that the price may instead decline and if this happens he will have lost his opportunity to profit from the change in price because the hedging transaction will result in a loss rather than a gain. Thus, the hedger foregoes the opportunity to profit from favorable price movements.

In addition, if the hedge is not a perfect one, the hedger can lose on the hedging transaction and not realize an offsetting gain in the value of the underlying item being hedged.

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

In addition, using an investment in USHO as a hedge for changes in energy costs (e.g., investing in crude oil, heating oil, gasoline, natural gas or other fuels, or electricity) may not correlate because changes in the spot price of heating oil may vary from changes in energy costs because changes in the spot price of heating oil may vary from changes in energy costs because changes in the spot price of heating oil may not be at the same rate as changes in the price of other energy products, and, in any case, the spot price of heating oil does not reflect the refining, transportation, and other costs that may impact the hedger’s energy costs.

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

In managing and directing the day-to-day activities and affairs of USHO, the General Partner relies heavily on Messrs. Howard Mah and John Hyland.  If Messrs. Mah or Hyland were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of USHO. Furthermore, Messrs. Mah and Hyland are currently involved in the management of the Related Public Funds, and the General Partner has filed a registration statement for two other exchange traded security funds, USBO and USCI. Mr. Mah is also employed by Ameristock Corporation, a registered investment adviser that manages a public mutual fund. It is estimated that Mr. Mah will spend approximately 90% of his time on USHO and Related Public Fund matters.  Mr. Hyland will spend approximately 85% of his time on USHO and Related Public Fund matters. To the extent that the General Partner establishes additional funds, even greater demands will be placed on Messrs. Gerber, Mah and Hyland, as well as the other officers of the General Partner and its Board of Directors.

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

U.S. futures exchanges, including the NYMEX, currently do not implement fixed position limits for Futures Contracts held outside of the last few days of trading in the near month contract to expire.  However, on January 26, 2010, the CFTC published a proposed rule that, if implemented, would set fixed position limits on energy Futures Contracts, including the NYMEX RBOB gasoline futures contract, NYMEX Henry Hub natural gas futures contract, NYMEX Light Sweet crude oil futures contract and NYMEX New York Harbor No. 2 heating oil, along with any contract based upon these contracts.  The proposed position limits would be set as a percentage of the open interest in these contracts for the spot month, any single month, and all months combined.  Additionally, the proposed rule would aggregate positions in the enumerated contracts and those based upon such contracts, including contracts listed on separate exchanges.  This proposal is currently undergoing a 90-day public comment period.

All of these limits may potentially cause a tracking error between the price of the units and the price of the Benchmark Futures Contract. This may in turn prevent investors from being able to effectively use USHO as a way to hedge against heating oil-related losses or as a way to indirectly invest in heating oil.

USHO has not limited the size of its offering and is committed to utilizing substantially all of its proceeds to purchase Futures Contracts and Other Heating Oil-Related Investments. If USHO encounters accountability levels, position limits, or price fluctuation limits for Futures Contracts on the NYMEX, it may then, if permitted under applicable regulatory requirements, purchase Futures Contracts on the ICE Futures or other exchanges that trade listed heating oil futures. The Futures Contracts available on the ICE Futures are comparable to the contracts on the NYMEX, but they may have different underlying commodities, sizes, deliveries, and prices. In addition, certain of the Futures Contracts available on the ICE Futures are subject to accountability levels and position limits.

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

Spreads combine simultaneous long and short positions in related futures contracts that differ by commodity (e.g., long crude oil and short gasoline), by market (e.g., long WTI crude futures, short Brent crude futures), or by delivery month (e.g., long December, short November). Spreads gain or lose value as a result of relative changes in price between the long and short positions. Spreads often reduce risk to investors, because the contracts tend to move up or down together. However, both legs of the spread could move against an investor simultaneously, in which case the spread would lose value. Certain types of spreads may face unlimited risk, e.g., because the price of a futures contract underlying a short position can increase by an unlimited amount and the investor would have to take delivery or offset at that price.

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

The General Partner serves as the general partner to each of USHO and the Related Public Funds and will serve as the general partner for USBO and the sponsor for USCI, if such funds offer their securities to the public or begin operations. The General Partner may have a conflict to the extent that its trading decisions for USHO may be influenced by the effect they would have on the other funds it manages. These trading decisions may be influenced since the General Partner also serves as the general partner for all of the funds and is required to meet all of the funds’ investment objectives as well as USHO’s. If the General Partner believes that a trading decision it made on behalf of USHO might (i) impede its other funds from reaching their investment objectives, or (ii) improve the likelihood of meeting its other funds’ objectives, then the General Partner may choose to change its trading decision for USHO, which could either impede or improve the opportunity for USHO to meet its investment objective. In addition, the General Partner is required to indemnify the officers and directors of its other funds if the need for indemnification arises. This potential indemnification will cause the General Partner’s assets to decrease. If the General Partner’s other sources of income are not sufficient to compensate for the indemnification, then the General Partner may terminate and investors could lose their investment.

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

USHO may terminate at any time, regardless of whether USHO has incurred losses, subject to the terms of the LP Agreement. In particular, unforeseen circumstances, including the death, adjudication of incompetence, bankruptcy, dissolution, or removal of the General Partner could cause USHO to terminate unless a majority interest of the limited partners within 90 days of the event elects to continue the partnership and appoints a successor general partner, or the affirmative vote of a majority in interest of the limited partners subject to certain conditions. However, no level of losses will require the General Partner to terminate USHO. USHO’s termination would cause the liquidation and potential loss of an investor’s investment. Termination could also negatively affect the overall maturity and timing of an investor’s investment portfolio.

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

USHO pays brokerage charges of approximately 0.11%, (including futures commission merchant fees of $3.50 per buy or sell), any licensing fees for the use of intellectual property, registration fees with the SEC, FINRA, or other regulatory agency in connection with offers and sales of the units subsequent to the initial offering of the units including the legal, printing, accounting and other expenses associated therewith. USHO also pays the fees and expenses, including directors and officers liability insurance, of the independent directors, management fees of 0.60% of NAV on its average net assets, tax accounting and reporting costs, and over-the-counter spreads and extraordinary expenses (e.g., subsequent offering expenses, other expenses not in the ordinary course of business, including the indemnification of any person against liabilities and obligations to the extent permitted by law and required under the LP Agreement and under agreements entered into by the General Partner on USHO’s behalf and the bringing and defending of actions at law or in equity and otherwise engaging in the conduct of litigation and the incurring of legal expenses and the settlement of claims and litigation) that can not be quantified. These fees and expenses must be paid in all cases regardless of whether USHO’s activities are profitable. Accordingly, USHO must earn trading gains sufficient to compensate for these fees and expenses before it can earn any profit.

If offerings of the units do not raise sufficient funds to pay USHO’s future expenses and no other source of funding of expenses is found, USHO may be forced to terminate and investors may lose all or part of their investment.

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

The financial markets are currently in a period of disruption and USHO does not expect these conditions to improve in the near future.

Currently and throughout 2008 and 2009, the financial markets have experienced very difficult conditions and volatility as well as significant adverse trends.  The conditions in these markets have resulted in a decrease in availability of corporate credit and liquidity and have led indirectly to the insolvency, closure or acquisition of a number of major financial institutions and have contributed to further consolidation within the financial services industry. A continued recession or a depression could adversely affect the financial condition and results of operations of USHO’s service providers and Authorized Purchasers which would impact the ability of the General Partner to achieve USHO’s investment objective.

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

The General Partner uses mathematical formulas built into a generally available spreadsheet program to decide whether it should buy or sell Heating Oil Interests each day. Specifically, the General Partner uses the spreadsheet to make mathematical calculations and to monitor positions in Heating Oil Interests and Treasuries and correlations to the spot price of heating oil. The General Partner must accurately process the spreadsheets’ outputs and execute the transactions called for by the formulas. In addition, USHO relies on the General Partner to properly operate and maintain its computer and communications systems. Execution of the formulas and operation of the systems are subject to human error. Any failure, inaccuracy or delay in implementing any of the formulas or systems and executing USHO’s transactions could impair its ability to achieve USHO’s investment objective. It could also result in decisions to undertake transactions based on inaccurate or incomplete information. This could cause substantial losses on transactions.

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

If the computer and communications systems are not upgraded, USHO’s financial condition could be harmed.

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

Since USHO’s commencement of operations on April 9, 2008, there has been tremendous volatility in the price of the Benchmark Futures Contract.  For example, the price of the NYMEX futures contract for heating oil rose to a 2008 high of approximately $4.10 a gallon in early July 2008 and dropped to a low of approximately $1.13 in March 2009. The General Partner anticipates that there will be continued volatility in the price of the NYMEX Futures Contract for heating oil and futures contracts for other petroleum-based commodities.  Consequently, investors should know that this volatility can lead to a loss of all or substantially all of their investment in USHO.

The impact of environmental and other governmental laws and regulations may affect the price of heating oil.

Since heating oil prices correlate to crude oil prices, law and regulations that affect the price of crude oil impact the price of heating oil. Environmental and other governmental laws and regulations have increased the costs to plan, design, drill, install, operate and abandon oil wells. Other laws have prevented exploration and drilling of crude oil in certain environmentally sensitive federal lands and waters. Several environmental laws that have a direct or an indirect impact on the price of heating oil include, but are not limited to, the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act of 1980.

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

USHO also faces the risk of non-performance by the counterparties to the over-the-counter contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. A counterparty may not be able to meet its obligations to USHO, in which case USHO could suffer significant losses on these contracts.

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

Over-the-counter contracts may have terms that make them less marketable than Futures Contracts. Over-the-counter contracts are less marketable because they are not traded on an exchange, do not have uniform terms and conditions, and are entered into based upon the creditworthiness of the parties and the availability of credit support, such as collateral, and in general, they are not transferable without the consent of the counterparty. These conditions diminish the ability to realize the full value of such contracts. In addition, even if collateral is used to reduce counterparty credit risk, sudden changes in the value of over-the-counter transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

Risk of Trading in International Markets

Trading in international markets could expose USHO to credit and regulatory risk.

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

The price of any non-U.S. Futures Contract, option on any non-U.S. Futures Contract, or other non-U.S. Other Heating Oil-Related Investment, and, therefore, the potential profit and loss on such Heating Oil Interests, may be affected by any variance in the foreign exchange rate between the time the order is placed and the time it is liquidated, offset or exercised. As a result, changes in the value of the local currency relative to the U.S. dollar may cause losses to USHO even if the contract traded is profitable.

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

The U.S. tax rules pertaining to partnerships are complex and their application to large, publicly traded partnerships such as USHO is in many respects uncertain. USHO applies certain assumptions and conventions in an attempt to comply with the intent of the applicable rules and to report taxable income, gains, deductions, losses and credits in a manner that properly reflects unitholders’ economic gains and losses. These assumptions and conventions may not fully comply with all aspects of the Internal Revenue Code (the “Code”) and applicable Treasury Regulations, however, and it is possible that the U.S. Internal Revenue Service, will successfully challenge USHO’s allocation methods and require USHO to reallocate items of income, gain, deduction, loss or credit in a manner that adversely affects investors. If this occurs, investors may be required to file an amended tax return and to pay additional taxes plus deficiency interest.

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

Item 4.	Reserved.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Units

USHO’s units have traded on the NYSE Arca under the symbol “UHN” since November 25, 2008.  Prior to trading on the NYSE Arca, USHO’s units previously traded on the AMEX under the symbol “UHN” since its initial public offering on April 9, 2008. The following table sets forth the range of reported high and low sales prices of the units as reported on the AMEX and NYSE Arca, as applicable, for the periods indicated below.

	High	Low
Fiscal year 2009
First quarter	$24.63	$17.61
Second quarter	$27.34	$19.88
Third quarter	$27.50	$26.60
Fourth quarter	$28.50	$24.38

	High		Low
Fiscal year 2008
First quarter	$	−	$	−
Second quarter (beginning April 9, 2008)		$65.79		$50.18
Third quarter		$67.25		$42.20
Fourth quarter		$45.55		$18.75

As of December 31, 2009, USHO had 1,154 holders of units.

Dividends

USHO has not made and does not currently intend to make cash distributions to its unitholders.

Issuer Purchases of Equity Securities

USHO does not purchase units directly from its unitholders; however, in connection with its redemption of baskets held by Authorized Purchasers, USHO did not redeem any baskets during the year ended December 31, 2009.

Item 6.	Selected Financial Data.

Financial Highlights (for the years ended December 31, 2009 and 2008 and the period from April 13, 2007 (inception) to December 31, 2007)
(Dollar amounts in 000’s except for per unit information)

	Year ended December 31, 2009	Year ended December 31, 2008	For the period from April 13, 2007 to December 31, 2007
Total assets	$16,761	$4,491	$1
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$2,002	$(5,575)	$-
Net income (loss)	$1,943	$(5,491)	$-
Weighted-average limited partnership units	384,384	242,697	-
Net income (loss) per unit	$5.60	$(28.06)	$-
Net income (loss) per weighted average unit	$5.06	$(22.62)	$-
Cash and cash equivalents at end of period/year	$13,522	$2,930	$1

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Introduction

USHO, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca. The investment objective of USHO is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of heating oil, as measured by the changes in the price of the futures contract for heating oil (also known as No. 2 fuel oil), for delivery to the New York harbor, traded on the NYMEX that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USHO’s expenses.

USHO seeks to achieve its investment objective by investing in a combination of Futures Contracts and Other Heating Oil-Related Investments such that changes in its NAV, measured in percentage terms, will closely track the changes in the price of the Benchmark Futures Contract, also measured in percentage terms. USHO’s General Partner believes the daily changes in the prices of the Benchmark Futures Contract have historically closely tracked the daily changes in the spot price of heating oil. It is not the intent of USHO to be operated in a fashion such that the NAV will equal, in dollar terms, the spot price of heating oil or any particular futures contract based on heating oil.  Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed heating oil futures contracts and Other Heating Oil-Related Investments.

On any valuation day, the Benchmark Futures Contract is the near month futures contract for heating oil traded on the NYMEX unless the near month contract is within two weeks of expiration, in which case the Benchmark Futures Contract is the next month contract for heating oil traded on the NYMEX. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract.

The regulation of Heating Oil Interests in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action.  As stated under the heading, “Risk Factors” in Item 1A of this annual report on Form 10-K, regulation of the commodity interests and energy markets is extensive and constantly changing; future regulatory developments in the commodity interests and energy markets are impossible to predict but may significantly and adversely affect USHO.

Currently, a number of proposals to alter the regulation of Heating Oil Interests are being considered by federal regulators and legislators. These proposals include the imposition of hard position limits on energy-based commodity futures contracts, the extension of position and accountability limits to futures contracts on non-U.S. exchanges previously exempt from such limits, and the forced use of clearinghouse mechanisms for all over-the-counter transactions. An additional proposal would aggregate and limit all positions in energy futures held by a single entity, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter contracts. The CFTC has also recently published a proposed rule that would impose fixed position limits on certain energy futures contracts without the need for any new legislation to be passed. If any of the aforementioned proposals is implemented, USHO’s ability to meet its investment objective may be negatively impacted and investors could be adversely affected.

The General Partner of USHO, which is registered as a CPO with the CFTC, is authorized by the LP Agreement to manage USHO. The General Partner is authorized by USHO in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or futures commission merchants.

Heating oil futures prices were volatile during 2009. The price of the Benchmark Futures Contract started the period at the $1.4421 per gallon level. It rose sharply over the course of the period and hit a peak on August 5, 2009 of approximately 1.957 per gallon. The low of the period was on March 11, 2009 when prices dropped to the $1.133 per gallon level. The period ended with the Benchmark Futures Contract at $2.1156 per gallon, up approximately 46.70% over the period. Similarly, USHO’s NAV rose during the period from a starting level of $21.94 per unit to a high on October 21, 2009 of $28.63 per unit. USHO’s NAV reached its low for the period on March 11, 2009 at $17.40 per unit. The NAV on December 31, 2009 was $27.54, up approximately 25.52% over the period. The return of approximately 46.70% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding futures contracts. An investment in heating oil futures contracts would need to be rolled forward during the time period described in order to achieve such a result.

At the beginning of the first quarter of 2009, the heating oil futures market was in a state of contango, meaning that the price of the near month heating oil futures contract was typically lower than the price of the next month heating oil futures contract, or contracts further away from expiration.  During the first quarter of 2009, the heating oil futures market moved into a mild backwardation market twice then returned to a contango market for the balance of 2009. On the last day of the year, the heating oil futures market returned to a backwardation market.  A backwardation market is one in which the price of the near month heating oil futures contract is higher than the price of the next month heating oil futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Heating Oil Futures Prices and the Impact on Total Returns.”

Valuation of Futures Contracts and the Computation of the NAV

The NAV of USHO units is calculated once each NYSE Arca trading day. The NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. The Administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other USHO investments, including ICE Futures contracts or other futures contracts, as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time.

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

Since its initial offering of 10,000,000 units, USHO has not made any subsequent offering of its units. As of December 31, 2009, USHO had issued 800,000 units, 600,000 of which were outstanding. As of December 31, 2009, there were 9,200,000 units registered but not yet issued.

More units may have been issued by USHO than are outstanding due to the redemption of units. Unlike funds that are registered under the 1940 Act, units that have been redeemed by USHO cannot be resold by USHO. As a result, USHO contemplates that additional offerings of its units will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

For the Year Ended December 31, 2009 Compared to the Period Ended December 31, 2008

Since USHO was conducting operations for only a portion of the year ended December 31, 2008, the comparison of the results of operations for the year ended December 31, 2009 and the period from April 9, 2008 to September 30, 2008 may not be meaningful.

As of December 31, 2009, the total unrealized gain on heating oil Futures Contracts owned or held on that day was $1,088,212 and USHO established cash deposits, including cash investments in money market funds that were equal to $15,278,523. USHO held 88.50% of its cash assets in overnight deposits and money market funds at Custodian bank, while 11.50% of the cash balance was held as margin deposits for the Futures Contracts purchased.  The ending per unit NAV on December 31, 2009 was $27.54.

By comparison, as of December 31, 2008, the total unrealized loss on heating oil Futures Contracts owned or held on that day was $69,250 and USHO established cash deposits, including cash investments in money market funds, that were equal to $4,471,505. USHO held 65.54% of its cash assets in overnight deposits and money market funds at the Custodian, while 34.46% of the cash balance was held as margin deposits for the Futures Contracts purchased. The ending per unit NAV on December 31, 2008 was $21.94. The increase in the per unit NAV from December 31, 2008 to December 31, 2009 was primarily a result of higher prices for heating oil and the related increase in the value of the Futures Contracts that USHO had invested in between the year ended December 31, 2008 and the year ended December 31, 2009.

Portfolio Expenses.

USHO’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, the fees and expenses of the independent directors of the General Partner and expenses relating to tax accounting and reporting requirements. USHO pays the General Partner a management fee of 0.60% of its average net assets.  The fee is accrued daily.

During the year ended December 31, 2009, the daily average total net assets of USHO were $9,481,712.  During the year ended December 31, 2009, the management fee paid by USHO amounted to $56,890, which was calculated at 0.60% of its average net assets and was accrued daily. Management fees as a percentage of average net assets averaged 0.60% over the course of the period.

By comparison, during the period ended December 31, 2008, the daily average total net assets of USHO were $12,060,803. The management fee paid by USHO during the period amounted to $52,791, which was calculated at 0.60% of its average net assets and was accrued daily. Management fees as a percentage of average net assets averaged 0.60% over the course of the period.

In addition to the management fee, USHO pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees, taxes and expenses for the year ended December 31, 2009 was $239,633, as compared to $112,689 for the period ended December 31, 2008.  The increase in expenses from the period ended December 31, 2008 to the year ended December 31, 2009 was primarily due to the relative size of USHO and activity that resulted from its increased size, including increased licensing fees and increased tax reporting costs due to the greater number of unitholders during the period. USHO incurred $288 in ongoing registration fees or other expenses relating to the registration and offering of additional units for the year ended December 31, 2009.  USHO did not incur any ongoing registration fees or other expenses relating to the registration and offering of additional units for the period ended December 31, 2008. Expenses incurred in connection with organizing USHO and the costs of the initial offering of units were borne by the General Partner, and are not subject to reimbursement by USHO.

USHO is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. USHO shares these fees and expenses with the Related Public Funds based on the relative assets of each fund computed on a daily basis. These fees and expenses for calendar year 2009 amounted to a total of $433,046 for all funds, and USHO’s portion of such fees and expenses was $644.80. By comparison, for the period ended December 31, 2008 amounted to a total of $282,000 for all funds, and USHO’s portion of such fees and expenses was $1,422. The decrease in directors’ expenses incurred by USHO from the period from ended December 31, 2008 compared to the year ended December 31, 2009 was primarily due to payment for directors’ and officers’ liability insurance, an increase in the compensation awarded to the independent directors of the General Partner and the proportionate sharing of these fees and expenses with the Related Public Funds. Effective as of March 3, 2009, the General Partner obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage.

USHO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Heating Oil-Related Investments or Treasuries. During the year ended December 31, 2009, total commissions paid to brokers amounted to $10,718. By comparison, during the period ended December 31, 2008, total commissions paid to brokers amounted to $7,700. The increase in the total commissions was primarily a function of the reporting period being longer than the comparison period. As an annualized percentage of total net assets, the figure for the year ended December 31, 2009 represents approximately 0.11% of total net assets. By comparison, the figure for the period ended December 31, 2008 represents approximately 0.09% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in the future.

The fees and expenses associated with USHO’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees which were borne by the General Partner, are paid by USHO. The General Partner, though under no obligation to do so, agreed to pay certain expenses, including those relating to audit expenses and tax accounting and reporting requirements normally borne by USHO to the extent that such expenses exceeded 0.15% (15 basis points) of USHO’s NAV, on an annualized basis, through December 31, 2009.  The General Partner has no obligation to continue such payment into subsequent years. These costs are estimated to be $160,000 for the year ended December 31, 2009.  By comparison, for the period ended December 31, 2008, fees and expenses associated with USHO’s audit expenses and tax accounting and reporting requirements amounted to $87,698.

Interest Income. USHO seeks to invest its assets such that it holds Futures Contracts and Other Heating Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USHO to pay the full amount of the contract value at the time of purchase, but rather require USHO to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USHO retains an amount that is approximately equal to its total net assets, which USHO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USHO’s Custodian. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the year ended December 31, 2009, USHO earned $12,180 in interest income on such cash holdings.  Based on USHO’s average daily total net assets, this was equivalent to an annualized yield of 0.13%.  USHO did not purchase Treasuries during the year ended December 31, 2009 and held all of its funds in cash and/or cash equivalents during this time period.  By comparison, for the period ended December 31, 2008, USHO earned $149,216 in interest income on such cash holdings. Based on USHO’s average daily total net assets, this was equivalent to an annualized yield of 1.70%. USHO did not purchase Treasuries during the period ended December 31, 2008 and held all of its funds in cash and/or cash equivalents during this time period.  Interest rates on short-term investments in the United States, including cash, cash equivalents, and short-term Treasuries, were sharply lower during the year ended December 31, 2009 compared to the period ended December 31, 2008. As a result, the amount of interest earned by USHO as a percentage of total net assets was lower during the year ended December 31, 2009 compared to the period ended December 31, 2008.

For the Three Months Ended December 31, 2009 Compared to the Three Months Ended December 31, 2008

Portfolio Expenses. During the three months ended December 31, 2009, the daily average total net assets of USHO were $15,930,467. The management fee paid by USHO amounted during the period to $24,092, which was calculated at 0.60% of its average net assets and was accrued daily. Management fees as a percentage of total net assets averaged 0.60% over the three months ended December 31, 2009. By comparison, during the three months ended December 31, 2008, the daily average total net assets of USHO were $5,229,068. The management fee paid by USHO during the period amounted to $7,887, which was calculated at 0.60% of its average net assets and was accrued daily. Management fees as a percentage of total net assets averaged 0.60% over the course of the three months ended December 31, 2008.

In addition to the management fee, USHO pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended December 31, 2009 was $155,788, as compared to $43,108 for the three months ended December 31, 2008. The increase in expenses from the three months ended December 31, 2008 to the three months ended December 31, 2009 was primarily due to the relative size of USHO and activity that resulted from its increased size, including increased licensing fees and increased tax reporting costs due to the greater number of unitholders during the period.  For the three months ended December 31, 2009, USHO incurred $288 in fees or other expenses relating to the registration and offering of additional units.  For the three months ended December 31, 2008, USHO did not incur any fees and other expenses relating to the registration and offering of additional units. Expenses incurred in connection with organizing USHO and the costs of the initial offering of units were borne by the General Partner, and are not subject to reimbursement by USHO.

USHO is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. USHO shares these fees and expenses with the Related Public Funds based on the relative assets of each fund computed on a daily basis. These fees and expenses for the three months ended December 31, 2009 amounted to a total of $80,657 for all funds, and USHO’s portion of such fees and expenses was $199.

By comparison, for the three months ended December 31, 2008, these fees and expenses amounted to a total of $68,750 for all funds, and USHO’s portion of such fees and expenses was $196. The increase in directors’ expenses incurred by USHO from the three months ended December 31, 2008 to the three months ended December 31, 2009 was primarily due to payment for directors’ and officers’ liability insurance and an increase in the compensation awarded to the independent directors of the General Partner. Effective as of March 3, 2009, the General Partner obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage.

USHO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Heating Oil-Related Investments or Treasuries. During the three months ended December 31, 2009, total commissions paid to brokers amounted to $3,663. By comparison, during the three months ended December 31, 2008, total commissions paid to brokers amounted to $1,786. The increase in the total commissions paid to brokers for the three months ended December 31, 2009 was primarily a function of the increase in USHO’s average total net assets and increased redemptions and creations of units during the three months ended December 31, 2009.  As an annualized percentage of total net assets, the figure for the three months ended December 31, 2009 represents 0.09% of total net assets. By comparison, the figure for the three months ended December 31, 2008 represented approximately 0.14% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USHO’s audit expenses and tax accounting and reporting requirements are paid by USHO.  No amounts were required to be paid for audit expenses and tax accounting and reporting requirements for the three months ended December 31, 2009.

Interest Income. USHO seeks to invest its assets such that it holds Futures Contracts and Other Heating Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USHO to pay the full amount of the contract value at the time of purchase, but rather require USHO to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USHO retains an amount that is approximately equal to its total net assets, which USHO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USHO’s Custodian. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the three months ended December 31, 2009, USHO earned $2,153 in interest income on such cash holdings.  Based on USHO’s average daily total net assets, this was equivalent to an annualized yield of 0.05%. USHO did not purchase Treasuries during the three months ended December 31, 2009 and held all of its funds in cash and/or cash equivalents during this time period. By comparison, for the three months ended December 31, 2008, USHO earned $12,621 in interest income on such cash holdings. Based on USHO’s average daily total net assets, this was equivalent to an annualized yield of 0.96%. USHO did not purchase Treasuries during the three months ended December 31, 2008 and held all of its funds in cash and/or cash equivalents during this time period. Interest rates on short-term investments in the United States, including cash, cash equivalents, and short-term Treasuries, were sharply lower during the three months ended December 31, 2009 compared to the three months ended December 31, 2008. As a result, the amount of interest earned by USHO as a percentage of total net assets was lower during the three months ended December 31, 2009.

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

For the 30 valuation days ended December 31, 2009, the simple average daily change in the Benchmark Futures Contract was -0.023%, while the simple average daily change in the NAV of USHO over the same time period was -0.027%. The average daily difference was -0.004% (or -0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -3.185%, meaning that over this time period USHO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USHO’s NAV versus the daily movement of the Benchmark Futures Contract for the 30-day period ended December 31, 2009.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Since the offering of USHO’s units to the public on April 9, 2008 to December 31, 2009, the simple average daily change in the Benchmark Futures Contract was -0.093%, while the simple average daily change in the NAV of USHO over the same time period was -0.093%. The average daily difference was 0%. As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -0.123%, meaning that over this time period USHO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of USHO versus the return of its Benchmark Futures Contract can be calculated by comparing the actual return of USHO, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that USHO’s returns had been exactly the same as the daily changes in its Benchmark Futures Contract.

For the year ended December 31, 2009, the actual total return of USHO as measured by changes in its NAV was 25.52%. This is based on an initial NAV of $21.94 on December 31, 2008 and an ending NAV as of December 31, 2009 of $27.54. During this time period, USHO made no distributions to its unitholders. However, if USHO’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, USHO would have ended 2009 with an estimated NAV of $27.64, for a total return over the relevant time period of 25.99%. The difference between the actual NAV total return of USHO of 25.52% and the expected total return based on the Benchmark Futures Contract of 25.99% was an error over the time period of -0.47%, which is to say that USHO’s actual total return trailed the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses and the interest that USHO collects on its cash and cash equivalent holdings. During the year ended December 31, 2009, USHO received interest income of $12,180, which is equivalent to a weighted average interest rate of 0.13% for 2009. In addition, during the year ended December 31, 2009, USHO also collected $3,000 from its Authorized Purchasers creating or redeeming baskets of units. This income also contributed to USHO’s actual return. However, if the total assets of USHO continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return. During the year ended December 31, 2009, USHO incurred net expenses of $84,996. Income from interest and Authorized Purchaser collections net of expenses was $(69,816) which is equivalent to a weighted average net interest rate of (0.73)% for the year ended December 31, 2009.

By comparison, for the period ended December 31, 2008, the actual total return of USHO as measured by changes in its NAV was -56.12%. This was based on an initial NAV of $50.00 on April 9, 2008 and an ending NAV as of December 31, 2008 of $21.94. During this time period, USHO made no distributions to its unitholders. However, if USHO’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, USHO would have ended 2008 with an estimated NAV of $21.81, for a total return over the relevant time period of -56.38%. The difference between the actual NAV total return of USHO of -56.12% and the expected total return based on the Benchmark Futures Contract of -56.38% was an error over the time period of 0.26%, which is to say that USHO’s actual total return exceeded the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that USHO collects on its cash and cash equivalent holdings. During the period ended December 31, 2008, USHO received interest income of $149,216, which is equivalent to a weighted average interest rate of 1.70% for 2008. In addition, during the period ended December 31, 2008, USHO also collected $5,000 from its Authorized Purchasers creating or redeeming baskets of units. This income also contributed to USHO’s actual return.  During the period ended December 31, 2008, USHO incurred net expenses of $77,782.  Income from interest and Authorized Purchaser collections net of expenses was $76,434, which is equivalent to a weighted average net interest rate of 0.87% for the period ended December 31, 2008.

There are currently three factors that have impacted or are most likely to impact USHO’s ability to accurately track its Benchmark Futures Contract.

First, USHO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which USHO executes the trade. In that case, USHO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which, could cause the changes in the daily NAV of USHO to either be too high or too low relative to the changes in the Benchmark Futures Contract. In 2009, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USHO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USHO’s attempt to track the Benchmark Futures Contract over time.

Second, USHO earns interest on its cash, cash equivalents and Treasury holdings. USHO is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders in 2009. Interest payments, and any other income, were retained within the portfolio and added to USHO’s NAV. When this income exceeds the level of USHO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), USHO will realize a net yield that will tend to cause daily changes in the NAV of USHO to track slightly higher than daily changes in the Benchmark Futures Contract. During the year ended December 31, 2009, USHO earned, on an annualized basis, approximately 0.13% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees and approximately 0.11% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.18% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.76)% and affected USHO’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, USHO may hold Other Heating Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the NAV of USHO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During 2009, USHO did not hold any Other Heating Oil-Related Investments. However, there can be no assurance that in the future USHO will not make use of such Other Heating Oil-Related Investments, which may have the effect of increasing transaction related expenses and result in increased tracking error.

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

The chart below compares the price of the near month contract to the price of the next month contract over the last 10 years (1999-2009). When the price of the near month contract is higher than the price of the next month contract, the market would be described as being in backwardation. When the price of the near month contract is lower than the price of the next month contract, the market would be described as being in contango. Although the prices of the near month contract and the price of the next month contract do tend to move up or down together, it can be seen that at times the near month prices are clearly higher than the price of the next month contract (backwardation), and other times they are below the price of the next month contract (contango). In addition, investors can observe that  heating oil prices, both near month and next month, often display a seasonal pattern in which the price of heating oil tends to rise in the winter months and decline in the summer months. This mirrors the physical demand for heating oil, which typically peaks in the winter.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the next month heating oil futures contract from the dollar price of the near month heating oil futures contract. If the resulting number is a positive number, then the price of the near month contract is higher than the price of the next month and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the price of the next month and the market could be described as being in contango. The chart below shows the results from subtracting the next month price from the price of the near month contract for the 10 year period between 1999 and 2009. Investors will note that the near month heating oil futures contract spent time in both backwardation and contango. Investors will further note that the markets display a very seasonal pattern that corresponds to the seasonal demand patterns for heating oil mentioned above. That is, in many, but not all cases, the price of the near month is higher than the next month during the middle of the winter months as the price of heating oil for delivery in those winter months rises to meet peak demand. At the same time, the price of the near month, when that month is just before the onset of fall, does not rise as far or as fast as the price of a next month contract whose delivery falls closer to the start of the winter season.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of USHO is not to have the market price of its units match, dollar for dollar, changes in the spot price of heating oil, contango and backwardation have impacted the total return on an investment in USHO units during the past year relative to a hypothetical direct investment in heating oil. For example, an investment in USHO units made on December 31, 2008 and held to December 31, 2009 decreased, based upon the changes in the NAV for USHO units on those days, by -44.92%, while the spot price of heating oil for immediate delivery during the same period decreased by -45.04%. By comparison, an investment in USHO units made on April, 2008 and held to December 31, 2008 decreased, based upon the changes in the NAV for USHO units on those days, by 56.12%, while the spot price of heating oil for immediate delivery during the same period decreased by 53.63% (note: this comparison ignores the potential costs associated with physically owning and storing heating oil, which could be substantial).

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

Heating Oil Market.  During the year ended December 31, 2009, the price of heating oil in the United States, as measured by changes in the price of the futures contract traded on the NYMEX that was closest to expiration, rose by approximately 46.70% from $1.4421 per gallon to $2.1156 per gallon. (Investors are cautioned that these represent prices for heating oil on a wholesale basis and should not be directly compared to retail prices.)

During the year ended December 31, 2009, the price of crude oil, the raw material from which heating oil is refined, rose approximately 78% from approximately $44.60 per barrel to approximately $79.36 per barrel. The price of crude oil was influenced by several factors, including ongoing weak demand for crude oil globally and modest decreases in the production levels of crude oil. However, oil prices still increased as investors looked forward to improvements in the global economy. Management believes, however, that should the global economic situation remain weak, there is a meaningful possibility that crude oil prices could retreat from their current levels.

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

For the ten year time period between 1999 and 2009, the chart below compares the monthly movements of heating oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of heating oil on a monthly basis was not strongly correlated, positively or negatively, with the movements of large cap U.S. equities, U.S. government bonds or global equities. However, movements in heating oil had a strong positive correlation to movements in crude oil and unleaded gasoline. Finally, heating oil had a positive, but weaker, correlation with natural gas.

Correlation Matrix 1999-2009	Large Cap U.S. Equities (S&P 500)	U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Natural Gas	Heating Oil

Large Cap U.S. Equities (S&P 500)	1.000	-0.259	0.966	0.152	0.135	0.023	0.087

U.S. Govt Bonds (EFFAS U.S. Govt Bond Index)		1.000	-0.237	-0.127	-0.214	0.128	-0.078

Global Equities (FTSE World Index)			1.000	0.246	0.196	0.084	0.165

Crude Oil				1.000	0.724	0.334	0.783

Unleaded Gasoline					1.000	0.257	0.613

Natural Gas						1.000	0.466

Heating Oil							1.000

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one year period ended December 31, 2009, heating oil continued to have a strong positive correlation with crude oil and unleaded gasoline. During this period, it also had a weaker correlation with the movements of natural gas than it had displayed over the ten year period ended December 31, 2008. Notably, the correlation between heating oil and both large cap U.S. equities and global equities, which had been essentially non-correlated over the ten year period ended December 31, 2008, displayed results that indicated that they had a mildly positive correlation over this shorter time period, particularly due to the recent downturn in the U.S. economy. Finally, the results showed that heating oil and U.S. government bonds, which had essentially been non-correlated for the ten year period ended December 31, 2008, were weakly negatively correlated over this more recent time period.

Correlation Matrix 2009	Large Cap U.S. Equities (S&P 500)	U.S. Govt Bonds (EFFAS U.S. Govt Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Natural Gas	Heating Oil

Large Cap U.S. Equities (S&P 500)	1.000	0.303	0.974	0.182	-0.083	0.139	0.325

U.S. Govt Bonds (EFFAS U.S. Govt Bond Index)		1.000	0.284	-0.264	-0.544	-0.016	-0.347

Global Equities (FTSE World Index)			1.000	0.216	-0.043	0.149	0.320

Crude Oil				1.000	0.576	0.255	0.769

Unleaded Gasoline					1.000	-0.267	0.714

Natural Gas						1.000	0.253

Heating Oil							1.000

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

The correlations between heating oil, crude oil, natural gas and gasoline are relevant because the General Partner endeavors to invest USHO’s assets in Futures Contracts and Other Heating Oil-Related Investments so that daily changes in percentage terms in USHO’s NAV correlate as closely as possible with daily changes in percentage terms in the price of the Benchmark Futures Contract. If certain other fuel-based commodity futures contracts do not closely correlate with the heating oil Futures Contracts then their use could lead to greater tracking error. As noted above, the General Partner also believes that the changes in percentage terms in the price of the Benchmark Futures Contract will closely correlate with changes in percentage terms in the spot price of heating oil.

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

USHO currently generates cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on Treasuries, cash and/or cash equivalents. USHO has allocated substantially all of its net assets to trading in Heating Oil Interests. USHO invests in Heating Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Heating Oil-Related Investments. A significant portion of the NAV is held in cash and cash equivalents that are used as margin and as collateral for USHO’s trading in Heating Oil Interests.  The balance of the net assets is held in USHO’s account at its custodian bank. Interest earned on USHO’s interest-bearing funds is paid to USHO. During the year ended December 31, 2009, USHO’s expenses exceeded the interest income USHO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. To the extent expenses have exceeded interest income, USHO’s NAV will be negatively impacted.

USHO’s investment in Heating Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USHO from promptly liquidating its positions in futures contracts. During the year ended December 31, 2009, USHO was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USHO cannot predict whether such an event may occur in the future.

Prior to the initial offering of USHO, all payments with respect to USHO’s expenses were paid by the General Partner. USHO does not have an obligation or intention to refund such payments by the General Partner.  The General Partner is under no obligation to pay USHO’s current or future expenses. Since the initial offering of units, USHO has been responsible for expenses relating to (i) management fees, (ii) brokerage fees and commissions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its units subsequent to the initial offering, (v) other expenses, including certain tax reporting costs, (vi) fees and expenses of the independent directors of the General Partner and (vii) other extraordinary expenses not in the ordinary course of business, while the General Partner has been responsible for expenses relating to the fees of the Marketing Agent, the Administrator and the Custodian and registration expenses relating to the initial offering of units. If the General Partner and USHO are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, USHO will terminate and investors may lose all or part of their investment.

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

USHO’s exposure to market risk depends on a number of factors, including the markets for heating oil, the volatility of interest rates and foreign exchange rates, the liquidity of the Futures Contracts and Other Heating Oil-Related Investments markets and the relationships among the contracts held by USHO. Drastic market occurrences could ultimately lead to the loss of all or substantially all of an investor’s capital.

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

UBS Securities, USHO’s commodity broker, or any other broker that may be retained by USHO in the future, when acting as USHO’s futures commission merchant in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USHO, all assets of USHO relating to domestic Futures Contracts trading. These futures commission merchants are not allowed to commingle USHO’s assets with its other assets. In addition, the CFTC requires commodity brokers to hold in a secure account USHO’s assets related to foreign Futures Contracts trading.

If, in the future, USHO purchases over-the-counter contracts, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a discussion of over-the-counter contracts.

As of December 31, 2009, USHO had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $15,278,523. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of December 31, 2009, USHO has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USHO. While USHO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USHO’s financial position.

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

The General Partner agreed to pay the start-up costs associated with the formation of USHO, primarily its legal, accounting and other costs in connection with the General Partner’s registration with the CFTC as a CPO and the registration and listing of USHO and its units with the SEC, FINRA and the AMEX, respectively. However, since USHO’s initial offering of units, offering costs incurred in connection with registering and listing additional units of USHO are directly borne on an ongoing basis by USHO, and not by the General Partner.

The General Partner pays the fees of the Marketing Agent and the fees of the Custodian and transfer agent, BBH&Co., as well as BBH&Co.’s fees for performing administrative services, including in connection with the preparation of USHO’s financial statements and its SEC and CFTC reports. The General Partner and USHO have also entered into a licensing agreement with the NYMEX pursuant to which USHO and the affiliated funds managed by the General Partner pay a licensing fee to the NYMEX. USHO also pays the fees and expenses associated with its tax accounting and reporting requirements with the exception of certain initial implementation service fees and base service fees which are paid by the General Partner. The General Partner, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by USHO to the extent that such expenses exceeded 0.15% (15 basis points) of USHO’s NAV, on an annualized basis, through at least December 31, 2009. The General Partner has no obligation to continue such payment into subsequent periods.

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

The creditworthiness of each potential counterparty is assessed by the General Partner. The General Partner assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an over-the-counter contract pursuant to guidelines approved by the Board. Furthermore, the General Partner on behalf of USHO only enters into over-the-counter contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by the General Partner.

USHO anticipates that the use of Other Heating Oil-Related Investments together with its investments in Futures Contracts will produce price and total return results that closely track the investment goals of USHO. However, there can be no assurance of this. Over-the-counter contracts may result in higher transaction-related expenses than the brokerage commissions paid in connection with the purchase of Futures Contracts, which may impact USHO’s ability to successfully track the Benchmark Futures Contract.

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

During the year ended December 31, 2009, USHO did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during the year ended December 31, 2009, USHO was not exposed to counterparty risk.

Item 8.	Financial Statements and Supplementary Data.

United States Heating Oil Fund, LP

Index to Financial Statements

Documents	Page
Management’s Annual Report on Internal Control Over Financial Reporting	90

Report of Independent Registered Public Accounting Firm.	91

Statements of Financial Condition at December 31, 2009 and 2008.	92

Schedule of Investments at December 31, 2009 and 2008.	93-94

Statements of Operations for the years ended December 31, 2009 and 2008 and the period from April 13, 2007 (inception) to December 31, 2007.	95

Statements of Changes in Partners’ Capital for the years ended December 31, 2009 and 2008 and the period from April 13, 2007 (inception) to December 31, 2007.	96

Statements of Cash Flows for the years ended December 31, 2009 and 2008 and the period from April 13, 2007 (inception) to December 31, 2007.	97

Notes to Financial Statements for the years ended December 31, 2009 and 2008 and the period from April 13, 2007 (inception) to December 31, 2007.	98

Management’s Annual Report on Internal Control Over Financial Reporting.

USHO’s management assessed the effectiveness of USHO’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework. Based on the assessment, USHO’s management believes that, as of December 31, 2009, its internal control over financial reporting is effective.

Report of Independent Registered Public Accounting Firm

To the Partners of
United States Heating Oil Fund, LP

We have audited the accompanying statements of financial condition of United States Heating Oil Fund, LP (the “Fund”) as of December 31, 2009 and 2008, including the schedule of investments as of December 31, 2009 and 2008, and the related statements of operations, changes in partners’ capital and cash flows for the years ended December 31, 2009 and 2008 and the period from April 13, 2007 (inception) through December 31, 2007. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States Heating Oil Fund, LP as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 and the period from April 13, 2007 (inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ SPICER JEFFRIES LLP
Greenwood Village, Colorado
March 30, 2010

United States Heating Oil Fund, LP
Statements of Financial Condition
At December 31, 2009 and 2008

	2009	2008
Assets
Cash and cash equivalents	$13,521,796	$2,930,413
Equity in UBS Securities LLC trading accounts:
Cash	1,756,727	1,541,092
Unrealized gain (loss) on open commodity futures contracts	1,088,212	(69,250)
Receivable from General Partner	211,527	87,698
Interest receivable	658	1,125
Other assets	181,699	-

Total assets	$16,760,619	$4,491,078

Liabilities and Partners' Capital
General Partner management fees payable (Note 3)	$8,010	$1,578
Professional fees payable	225,750	100,794
Brokerage commission fees payable	675	245
Other liabilities	1,089	563

Total liabilities	235,524	103,180

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	16,525,095	4,387,898
Total Partners' Capital	16,525,095	4,387,898

Total liabilities and partners' capital	$16,760,619	$4,491,078

Limited Partners' units outstanding	600,000	200,000
Net asset value per unit	$27.54	$21.94
Market value per unit	$27.61	$21.59

See accompanying notes to financial statements.

United States Heating Oil Fund, LP
Schedule of Investments
At December 31, 2009

		Gain on Open	% of
	Number of	Commodity	Partners'
	Contracts	Contracts	Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Heating Oil Futures HO contracts, expire February 2010	186	$1,088,212	6.59

	Principal Amount	Market Value
Cash Equivalents
United States - Money Market Funds
Fidelity Institutional Government Portfolio – Class I	$6,503,621	$6,503,621	39.35
Goldman Sachs Financial Square Funds - Government Fund – Class SL	5,294,088	5,294,088	32.04
Total Cash Equivalents		$11,797,709	71.39

See accompanying notes to financial statements.

United States Heating Oil Fund, LP
Schedule of Investments
At December 31, 2008

		Loss on Open	% of
	Number of	Commodity	Partners'
	Contracts	Contracts	Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Heating Oil Futures HO contracts, expire February 2009	72	$(69,250)	(1.58)

	Principal Amount	Market Value
Cash Equivalents
United States - Money Market Fund
Goldman Sachs Financial Square Funds - Government Fund – Class SL	$2,085,667	$2,085,667	47.53
Total Cash Equivalents		$2,085,667	47.53

See accompanying notes to financial statements.

United States Heating Oil Fund, LP
Statements of Operations
For the years ended December 31, 2009 and 2008 and the period from April 13, 2007 (inception) to December 31, 2007

	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from April 13, 2007 to December 31, 2007
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$855,423	$(5,497,804)	$-
Change in unrealized gain (loss) on open positions	1,157,462	(69,250)	-
Interest income	12,180	149,216	-
Other income	3,000	5,000	-

Total income (loss)	2,028,065	(5,412,838)	-

Expenses
General Partner management fees (Note 3)	56,890	52,791	-
Professional fees	225,750	100,794	-
Brokerage commission fees	10,718	7,700	-
Other expenses	3,165	4,195	-

Total expenses	296,523	165,480	-

Expense waiver	(211,527)	(87,698)	-

Net expenses	84,996	77,782	-

Net income (loss)	$1,943,069	$(5,490,620)	$-
Net income (loss) per limited partnership unit	$5.60	$(28.06)	$-
Net income (loss) per weighted average limited partnership unit	$5.06	$(22.62)	$-
Weighted average limited partnership units outstanding	384,384	242,697	-

See accompanying notes to financial statements.

United States Heating Oil Fund, LP
Statements of Changes in Partners' Capital
For the years ended December 31, 2009 and 2008 and the period from April 13, 2007 (inception) to December 31, 2007

	General Partner	Limited Partners	Total

Balances, at Inception	$-	$-	$-
Initial contribution of capital	20	980	1,000

Balances, at December 31, 2007	20	980	1,000
Addition of 400,000 partnership units	-	17,556,271	17,556,271
Redemption of 200,000 partnership units	(20)	(7,678,733)	(7,678,753)
Net loss	-	(5,490,620)	(5,490,620)

Balances, at December 31, 2008	-	4,387,898	4,387,898
Addition of 400,000 partnership units	-	10,194,128	10,194,128
Net income	-	1,943,069	1,943,069

Balances, at December 31, 2009	$-	$16,525,095	$16,525,095

Net Asset Value Per Unit
At April 13, 2007 (inception)	$-
At April 9, 2008 (commencement of operations)	$50.00
At December 31, 2008	$21.94
At December 31, 2009	$27.54

See accompanying notes to financial statements.

United States Heating Oil Fund, LP
Statements of Cash Flows
For the years ended December 31, 2009 and 2008 and the period from April 13, 2007 (inception) to December 31, 2007

	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from April 13, 2007 to December 31, 2007
Cash Flows from Operating Activities:
Net income (loss)	$1,943,069	$(5,490,620)	$-
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in commodity futures trading account - cash	(215,635)	(1,541,092)	-
Unrealized (gain) loss on futures contracts	(1,157,462)	69,250	-
Increase in receivable from General Partner	(123,829)	(87,698)	-
(Increase) decrease in interest receivable	467	(1,125)	-
Increase in other assets	(181,699)	-	-
Increase in management fees payable	6,432	1,578	-
Increase in professional fees payable	124,956	100,794	-
Increase in brokerage commission fees payable	430	245	-
Increase in other liabilities	526	563	-
Net cash provided by (used in) operating activities	397,255	(6,948,105)	-

Cash Flows from Financing Activities:
Subscription of partnership units	10,194,128	17,556,271	1,000
Redemption of partnership units	-	(7,678,753)	-

Net cash provided by financing activities	10,194,128	9,877,518	1,000

Net Increase in Cash and Cash Equivalents	10,591,383	2,929,413	1,000

Cash and Cash Equivalents, beginning of period	2,930,413	1,000	-
Cash and Cash Equivalents, end of period	$13,521,796	$2,930,413	$1,000

See accompanying notes to financial statements.

United States Heating Oil Fund, LP
Notes to Financial Statements
For the years ended December 31, 2009 and 2008 and the period from April 13, 2007 (inception) to December 31, 2007

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Heating Oil Fund, LP (“USHO”) was organized as a limited partnership under the laws of the state of Delaware on April 13, 2007. USHO is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USHO’s units traded on the American Stock Exchange (the “AMEX”). USHO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of March 7, 2008 (the “LP Agreement”). The investment objective of USHO is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the spot price of heating oil (also known as No. 2 fuel oil) for delivery to the New York harbor as measured by the changes in the price of the futures contract on heating oil as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USHO’s expenses. USHO accomplishes its objective through investments in futures contracts for heating oil, crude oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other heating oil-related investments such as cash-settled options on Futures Contracts, forward contracts for heating oil and over-the-counter transactions that are based on the price of heating oil, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Heating Oil-Related Investments”). As of December 31, 2009, USHO held 186 Futures Contracts traded on the NYMEX.

USHO commenced investment operations on April 9, 2008 and has a fiscal year ending on December 31. United States Commodity Funds LLC (formerly known as Victoria Bay Asset Management, LLC) (the “General Partner”) is responsible for the management of USHO. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission effective December 1, 2005. The General Partner is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”) and the United States Gasoline Fund, LP (“UGA”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UGA” on February 26, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s and UGA’s units commenced trading on the NYSE Arca on November 25, 2008. The General Partner is also the general partner of the United States Short Oil Fund, LP (“USSO”) and the United States 12 Month Natural Gas Fund, LP, which listed their limited partnership units on the NYSE Arca on September 24, 2009 and November 18, 2009, respectively. The General Partner has also filed registration statements to register units of the United States Brent Oil Fund, LP (“USBO”) and the United States Commodity Index Funds Trust (“USCI”).

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

In addition, Authorized Purchasers pay USHO a $1,000 fee for each order placed to create one or more Creation Baskets or redeem one or more baskets consisting of 100,000 units (“Redemption Baskets”). Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the net asset value of USHO but rather at market prices quoted on such exchange.

In April 2008, USHO initially registered 10,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 9, 2008, USHO listed its units on the AMEX under the ticker symbol “UHN”. On that day, USHO established its initial net asset value by setting the price at $50.00 per unit and issued 200,000 units in exchange for $10,001,000. USHO also commenced investment operations on April 9, 2008 by purchasing Futures Contracts traded on the NYMEX based on heating oil. As of December 31, 2009, USHO had registered a total of 10,000,000 units and had a total of 600,000 units outstanding.

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at December 31, 2009.

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

NOTE 3 - FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

General Partner Management Fee

Under the LP Agreement, the General Partner is responsible for investing the assets of USHO in accordance with the objectives and policies of USHO. In addition, the General Partner has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to USHO. For these services, USHO is contractually obligated to pay the General Partner a fee, which is paid monthly, that is equal to 0.60% per annum of average daily net assets.

Ongoing Registration Fees and Other Offering Expenses

USHO pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the years ended December 31, 2009 and 2008 and the period from April 13, 2007 (inception) to December 31, 2007, USHO incurred $288, $0 and $0, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

USHO is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. USHO shares these fees and expenses with USOF, USNG, US12OF, UGA, USSO and US12NG based on the relative assets of each fund, computed on a daily basis. These fees and expenses for the calendar year 2009 amounted to a total of $433,046 for all funds and USHO’s portion of such fees and expenses was $644.80.   For the calendar year ended December 31, 2008 and the period from April 13, 2007 (inception) to December 31, 2007, these fees and expenses were $282,000 and $286,000, respectively, and USHO’s portion of such fees and expenses was $1,422 and $0, respectively.

Licensing Fees

As discussed in Note 4, USHO entered into a licensing agreement with the NYMEX on May 30, 2007. Pursuant to the agreement, USHO and the affiliated funds managed by the General Partner pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. During the years ended December 31, 2009 and 2008 and the period from April 13, 2007 (inception) to December 31, 2007, USHO incurred $2,232, $2,772 and $0, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USHO’s audit expenses and tax accounting and reporting requirements are paid by USHO. These costs are approximately $160,000 for the year ended December 31, 2009.

Other Expenses and Fees and Expense Waivers.

In addition to the fees described above, USHO pays all brokerage fees and other expenses in connection with the operation of USHO, excluding costs and expenses paid by the General Partner as outlined in Note 4.

The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of USHO’s NAV, on an annualized basis. The General Partner has no obligation to continue such payment into subsequent periods.

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

Currently, the General Partner pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to USHO and each of the affiliated funds managed by the General Partner, as well as a $20,000 annual fee for its transfer agency services. In addition, the General Partner pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of USHO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USSO’s and US12NG’s combined net assets, (b) 0.0465% for USHO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USSO’s and US12NG’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USHO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USSO’s and US12NG’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. The General Partner also pays transaction fees ranging from $7.00 to $15.00 per transaction.

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

All of the futures contracts currently traded by USHO are exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, USHO must rely solely on the credit of its respective individual counterparties. However, in the future, if USHO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any. USHO also has credit risk since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USHO bears the risk of financial failure by the clearing broker.

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

USHO invests a portion of its cash in money market funds that seek to maintain a stable net asset value. USHO is exposed to any risk of loss associated with an investment in these money market funds. As of December 31, 2009 and 2008, USHO had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $15,278,523 and $4,471,505, respectively. This amount is subject to loss should these institutions cease operations.

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

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the years ended December 31, 2009 and 2008 and the period from April 13, 2007 (inception) to December 31, 2007. This information has been derived from information presented in the financial statements.

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the period from April 13, 2007 to December 31, 2007

Per Unit Operating Performance:

Net asset value, beginning of period	$21.94	$50.00	$-
Total income (loss)	5.82	(27.74)	-
Net expenses	(0.22)	(0.32)	-
Net increase (decrease) in net asset value	5.60	(28.06)	-
Net asset value, end of period	$27.54	$21.94	$-

Total Return	25.52%	(56.12)%	-%

Ratios to Average Net Assets
Total income (loss)	21.39%	(44.88)%	-%
Management fees	0.60%	0.60%*	-%
Total expenses excluding management fees	2.53%	1.28%*	-%
Expenses waived	(2.23)%	(1.00)%*	-%
Net expenses excluding management fees	0.30%	0.28%*	-%
Net income (loss)	20.49%	(45.52)%	-%
*Annualized

Total returns are calculated based on the change in value during the period. An individual limited partner’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USHO.

NOTE 7 - QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2009 and 2008.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2009	2009	2009	2009
Total Income (Loss)	$(333,498)	$1,497,577	$(704,911)	$1,568,897
Total Expenses	32,978	38,026	45,639	179,880
Expense Waivers	(23,213)	(22,424)	(21,238)	(144,652)
Net Expenses	9,765	15,602	24,401	35,228
Net Income (Loss)	$(343,263)	$1,481,975	$(729,312)	$1,533,669
Net Income (Loss) per Unit	$(1.17)	$4.94	$(0.72)	$2.55

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2008	2008	2008	2008
Total Income (Loss)	$-	$3,670,075	$(4,841,808)	$(4,241,105)
Total Expenses	-	126,004	133,381	(93,905)
Expense Waivers	-	(90,700)	(99,537)	102,539
Net Expenses	-	35,304	33,844	8,634
Net Income (Loss)	$-	$3,634,771	$(4,875,652)	$(4,249,739)
Net Income (Loss) per Unit	$-	$13.13	$(17.31)	$(23.88)

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

The following tables summarize the valuation of USHO’s securities at December 31, 2009 and 2008 using the fair value hierarchy:

At December 31, 2009	Total	Level I	Level II	Level III

Short-Term Investments	$11,797,709	$11,797,709	$-	$-
Exchange-Traded Futures Contracts
United States Contracts	1,088,212	1,088,212	-	-

At December 31, 2008	Total	Level I	Level II	Level III

Short-Term Investments	$2,085,667	$2,085,667	$-	$-
Exchange-Traded Futures Contracts
United States Contracts	(69,250)	(69,250)	-	-

Effective January 1, 2009, USHO adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging (“ASC 815”), which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Statement of Financial Condition Location	At December 31, 2009 Fair Value	At December 31, 2008 Fair Value

Futures -
Commodity Contracts	Assets	$1,088,212	$(69,250)

The Effect of Derivative Instruments on the Statements of Operations

		For the year ended December 31, 2009		For the year ended December 31, 2008

Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income

Futures -	Realized gain	$855,423	$-	$(5,497,804)	$-
Commodity Contracts	(loss) on closed
	futures contracts

	Change in unrealized gain (loss) on open futures contracts	$-	$1,157,462	$-	$(69,250)

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06 “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 clarifies existing disclosure and requires additional disclosures regarding fair value measurements. Effective for interim and annual reporting periods beginning after December 15, 2009, entities will be required to disclose significant transfers into and out of Level 1 and 2 measurements in the fair value hierarchy and the reasons for those transfers. Effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, entities will need to disclose information about purchases, sales, issuances and settlements of Level 3 securities on a gross basis, rather than as a net number as currently required. The General Partner is currently evaluating the impact ASU No. 2010-06 will have on the financial statement disclosures.

NOTE 10 – SUBSEQUENT EVENTS

USHO has performed an evaluation of subsequent events through March 30, 2010, which is the date the financial statements were available to be issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES
 (formerly Victoria Bay Asset Management, LLC)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of
United States Commodity Funds LLC and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of United States Commodity Funds LLC (formerly Victoria Bay Asset Management, LLC) and Subsidiaries (the “Company”), as of December 31, 2009 and 2008, and the related consolidated statements of operations and other comprehensive income (loss), changes in equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Commodity Funds LLC (formerly Victoria Bay Asset Management, LLC) and Subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ SPICER JEFFRIES LLP
Greenwood Village, Colorado
March 30, 2010

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES
(formerly Victoria Bay Asset Management, LLC)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2009	2008
ASSETS

Cash and cash equivalents	$1,789,182	$125,815
Management fees receivable	2,973,237	893,111
Investments (Notes 2 and 4)	43,304	34,579
Deferred offering costs (Notes 2 and 3)	453,351	352,794
Other assets	4,171	1,960

Total assets	$5,263,245	$1,408,259

LIABILITIES AND EQUITY

LIABILITIES:
Accounts payable	$505,858	$624,688
Income tax payable	181,031	285,400
Expense waiver payable (Note 3)	811,004	311,038

Total liabilities	1,497,893	1,221,126

COMMITMENTS AND CONTINGENCIES (Notes 6 and 8)

EQUITY:
Member's equity (Notes 3 and 7)	3,763,392	185,173
Noncontrolling interests (Note 3)	1,960	1,960

Total equity	3,765,352	187,133

Total liabilities and equity	$5,263,245	$1,408,259

The accompanying notes are an integral part of these statements.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES
(formerly Victoria Bay Asset Management, LLC)

CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2009	2008

REVENUE:
Management fees	$27,224,589	$8,631,883

EXPENSES:
Salaries, wages, payroll taxes and benefits	3,705,288	1,389,888
Distribution fees	2,896,155	1,026,625
Administration fees	1,866,968	665,696
General and administrative	968,114	460,794
Professional fees	767,669	1,159,643
Custodial fees	306,575	118,453
Fees and licenses expense	138,074	27,683
Expense waiver expense (Note 3)	822,231	311,038
Transfer agent fees	110,126	208,274
Advertising and promotion	78,224	79,202

Total expenses	11,659,424	5,447,296

OTHER INCOME:
Other income	53,444	-
Dividend income	3,934	14

Total other income	57,378	14

NET INCOME BEFORE INCOME TAXES	15,622,543	3,184,601

PROVISION FOR INCOME TAXES:
Income tax expense (Note 5)	6,229,595	1,260,622

NET INCOME	9,392,948	1,923,979

OTHER COMPREHENSIVE LOSS:
Unrealized gain (loss) on investments (Note 7)	8,725	(88,820)

COMPREHENSIVE INCOME	$9,401,673	$1,835,159

The accompanying notes are an integral part of these statements.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES
(formerly Victoria Bay Asset Management, LLC)

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

	Member's
	Equity	Noncontrolling
	(Deficit)	Interests
		(Note 3)

BALANCES, December 31, 2007	$(311,393)	$2,940

Purchase of interest in United States Short Oil Fund, LP	-	980

Redemption of interest in United States Heating Oil Fund, LP	-	(980)

Redemption of interest in United States Gasoline Fund, LP	-	(980)

Other comprehensive loss (Note 7)	(88,820)	-

Offering costs (Note 2)	(553,756)	-

Distributions	(784,837)	-

Net income	1,923,979	-

BALANCES, December 31, 2008	185,173	1,960

Other comprehensive income (Note 7)	8,725	-

Redemption of interest in United States Short Oil Fund, LP	-	(980)

Redemption of interest in United States 12 Month Natural Gas Fund, LP	-	(980)

Purchase of interest in United States Short Natural Gas Fund, LP	-	980

Purchase of interest in United States Brent Oil Fund, LP	-	980

Offering costs (Note 2)	(932,418)	-

Distributions	(4,891,036)	-

Net income	9,392,948	-

BALANCES, December 31, 2009	$3,763,392	$1,960

The accompanying notes are an integral part of these statements.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES
(formerly Victoria Bay Asset Management, LLC)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,392,948	$1,923,979
Adjustments to reconcile net income to net cash
provided by operating activities:
Increase in management fees receivable	(2,080,126)	(392,983)
Increase in deferred offering costs	(1,032,975)	(719,495)
(Increase) decrease in other assets	(2,211)	980
Decrease in due to parent	-	(109,539)
(Decrease) increase in income taxes payable	(104,369)	254,498
Increase in expense waiver payable	499,966	311,038
Decrease in accounts payable	(118,830)	(410,756)

Net cash provided by operating activities	6,554,403	857,722

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(4,891,036)	(784,837)
Increase (decrease):
Noncontrolling interest in United States Heating Oil Fund, LP	-	(980)
Noncontrolling interest in United States Gasoline Fund, LP	-	(980)
Noncontrolling interest in United States Brent Oil Fund, LP	980	-
Noncontrolling interest in United States 12 Month Natural Gas Fund	(980)	-
Noncontrolling interest in United States Short Natural Gas Fund	980	-
Noncontrolling interest in United States Short Oil Fund, LP	(980)	980

Net cash used in financing activities	(4,891,036)	(785,817)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,663,367	71,905

CASH AND CASH EQUIVALENTS, beginning of year	125,815	53,910

CASH AND CASH EQUIVALENTS, end of year	$1,789,182	$125,815

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$4,485,400	$1,119,761

The accompanying notes are an integral part of these statements.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES
(formerly Victoria Bay Asset Management, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -            ORGANIZATION AND OPERATION

Victoria Bay Asset Management, LLC was formed as a single-member limited liability company in the State of Delaware on May 10, 2005. On June 13, 2008, Victoria Bay Asset Management, LLC changed its name to United States Commodity Funds LLC (the “Company”).  The Company is the General Partner (the “General Partner”) of United States Oil Fund, LP (“USOF”), United States Natural Gas Fund, LP (“USNG”), United States Heating Oil Fund, LP (“USHO”), United States Gasoline Fund, LP (“USG”), United States 12 Month Oil Fund, LP (“US12OF”), United States 12 Month Natural Gas Fund, LP (“US12NG”), United States Short Oil Fund, LP (“USSO”), United States Brent Oil Fund, LP (“USBO”), United States Short Natural Gas Fund, LP (“USSNG”), and is the Sponsor (“Sponsor”) of United States Commodity Index Funds Trust (“Trust”).  The Company is registered as a commodity pool operator with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”). USOF, USNG, USHO, USG, US12OF, US12NG and USSO (collectively, the “Funds”) are commodity pools registered with the CFTC and members of the NFA that issue units that may be purchased and sold on the NYSE Arca, Inc. (“NYSE Arca”) under the ticker symbols “USO,” “UNG,” “UHN,” “UGA,” “USL,” “UNL” and “DNO.”  USBO is a commodity pool that is in the process of registering its units that may be purchased and sold on the NYSE Arca and the United States Commodity Index Fund (“USCI”), a series of the Trust, will also be a commodity pool and the Trust is in the process of registering USCI's units to be purchased and sold on the NYSE Arca. USSNG is a commodity pool that has been formed but has not yet begun the process of registering its units.

USOF began trading on April 10, 2006 by purchasing futures contracts for light, sweet crude oil that are traded on the New York Mercantile Exchange (the “Exchange”).  The investment objective of USOF is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract on light sweet crude oil traded on the Exchange, that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USOF’s expenses.  USOF seeks to accomplish its objective through investments in futures contracts for light, sweet crude oil, other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the Exchange and other U.S. and foreign exchanges and other oil interests such as cash-settled options on futures contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, futures contracts and indices based on the foregoing.

USNG began trading on April 18, 2007 by purchasing futures contracts for natural gas that are traded on the Exchange.  The investment objective of USNG is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the spot price of natural gas delivered to the Henry Hub, Louisiana, as measured by the changes in the price of the futures contract on natural gas traded on the Exchange that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USNG’s expenses.   USNG seeks to accomplish its objective through investments in futures contracts for natural gas, crude oil, heating oil, gasoline, and other petroleum-based fuels that are traded on the Exchange and other U.S. and foreign exchanges and other natural gas-related investments such as cash-settled options on futures contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, futures contracts and indices based on the foregoing.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES
(formerly Victoria Bay Asset Management, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -            ORGANIZATION AND OPERATION (continued)

US12OF began trading on December 6, 2007 by purchasing futures contracts for light, sweet crude oil that are traded on the Exchange.  The investment objective of US12OF is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of 12 futures contracts on crude oil traded on the Exchange, consisting of the near month contract to expire and the contracts for the following eleven months, for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contracts that are the next month contract to expire and the contracts for the following eleven consecutive months, less US12OF’s expenses. When calculating the daily movement of the average price of the 12 contracts each contract month will be equally weighted. US12OF seeks to accomplish its objective through investments in futures contracts for light, sweet crude oil, other types of crude oil, heating oil, gasoline, natural gas, and other petroleum-based fuels that are traded on the Exchange and other U.S. and foreign exchanges and other oil interests such as cash-settled options on futures contracts, forward contracts for oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, other petroleum-based fuels, futures contracts and indices based on the foregoing.

US12NG began trading on November 18, 2009 by purchasing futures contracts for natural gas that are traded on the Exchange.  The investment objective of US12NG is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the average of the prices of 12 futures contracts on natural gas traded on the Exchange, consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contracts that are the next month contract to expire and the contracts for the following 11 consecutive months, less US12NG’s expenses.  When calculating the daily movement of the average price of the 12 contracts each contract month will be equally weighted.  US12NG seeks to accomplish its objective through investments in futures contracts for natural gas, crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the Exchange and other U.S. and foreign exchanges and other natural gas-related investments such as cash-settled options on futures contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, futures contracts and indices based on the foregoing.

USG began trading on February 26, 2008 by purchasing futures contracts on gasoline that are traded on the Exchange.  The investment objective of USG is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the spot price of unleaded gasoline, as measured by the changes in the price of the futures contract on gasoline traded on the Exchange that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contact to expire, less USG’s expenses. USG seeks to accomplish its objective through investments in futures contracts for gasoline, crude oil, natural gas, heating oil and other petroleum-based fuels that are traded on the Exchange and other U.S. and foreign exchanges and other gasoline-related investments such as cash-settled options on futures contracts, forward contracts for gasoline, cleared swap contracts and over-the-counter transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, futures contracts and indices based on the foregoing.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES
(formerly Victoria Bay Asset Management, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -            ORGANIZATION AND OPERATION (concluded)

USHO began trading on April 9, 2008 by purchasing futures contracts on heating oil that are traded on the Exchange.  The investment objective of USHO is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the spot price of heating oil, as measured by the changes in the price of the futures contract on heating oil traded on the Exchange that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contact to expire, less USHO’s expenses. USHO seeks to accomplish its objective through investments in futures contracts for heating oil, crude oil, gasoline, natural gas and other petroleum-based fuels that are traded on the Exchange and  other U.S. and foreign exchanges  and other heating oil-related investments such as cash-settled options on futures contracts, forward contracts for heating oil, cleared swap contracts and over-the-counter transactions that are based on the price of heating oil, crude oil and other petroleum-based fuels, futures contracts and indices based on the foregoing.

USSO began trading on September 24, 2009 by selling futures contracts on light, sweet crude oil that are traded on the Exchange.  The investment objective of USSO is for the changes in percentage terms of its units’ net asset value to inversely reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract on light, sweet crude oil as traded on the Exchange that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USSO’s expenses. USSO accomplishes its objective through taking short positions in futures contracts for light, sweet crude oil and other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the Exchange and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, futures contracts and indices based on the foregoing.

As of December 31, 2009, USBO, USCI and USSNG had not formally begun operations.  USBO and the Trust on behalf of USCI filed a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) and the Company is in the process of filing amendments to Form S-1 for USBO and USCI.

The Company is a wholly owned subsidiary of Wainwright Holdings, Inc. (“Wainwright”), a Delaware corporation.  Wainwright is a holding company that is controlled by the president of the Company and served as the initial limited partner of the Funds.  It also serves as the initial limited partner for USBO and USSNG.

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

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES
(formerly Victoria Bay Asset Management, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The Company, as General Partner of the Funds, USBO and USSNG and as Sponsor to the Trust and USCI, has included the accounts of the USBO, USSNG and USCI since their inception in the consolidated financial statements. The Company has recorded a noncontrolling interest for the amount directly owned by the limited partner (representing the limited partner interest owned by Wainwright, except with respect to the Trust, which does not have a limited partner).  Subsequent to the Funds commencing operations, the Company and Wainwright redeemed their partnership interests. Therefore, as of December 31, 2009, the accounts of each of the Funds were no longer included in the accompanying consolidated statement of financial condition.  All intercompany accounts and balances have been eliminated in consolidation.

Revenue recognition

The Company recognizes revenue in the period earned under the terms of the Funds’ respective Limited Partnership Agreements, as amended from time to time (the “Limited Partnership Agreements”). These agreements provide for fees based upon a percentage of the daily average net asset value of the Funds.  In connection with the Funds’ trading activities, commodity futures contracts, cleared swap contracts, forward contracts, physical commodities, and related options are recorded on the trade-date basis. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains and losses on open contracts are reflected in the statement of financial condition and represent the difference between original contract amount and market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements. Changes in the unrealized gains or losses between periods are reflected in the statement of operations.

The Company earns interest on its assets on deposit at the broker at the 90-day Treasury bill rate for deposits denominated in U.S. dollars.  In addition, the Funds earn interest on funds held with their custodian at prevailing market rates earned on such investments.

General Partner management fee

Under the Funds’ respective Limited Partnership Agreements, the Company is responsible for investing the assets of the Funds in accordance with the objectives and policies of the Funds.  In addition, the Company has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to the Funds.  For these services, the Funds are contractually obligated to pay the Company a management fee, which is paid monthly, based on the average daily net assets of the Funds.  Through December 31, 2008 USOF paid a fee equal to 0.50% per annum on average daily net assets of $1,000,000,000 or less and 0.20% of average daily net assets that were greater than $1,000,000,000.  Effective January 1, 2009, USOF pays a management fee of 0.45% per annum on its average daily net assets.  USNG pays a fee equal to 0.60% per annum on average daily net assets of $1,000,000,000 or less and 0.50% of average daily net assets that are greater than $1,000,000,000.  US12OF, USHO, USG and USSO each pay a fee of 0.60% per annum on their average daily net assets.  US12NG pays a fee of 0.75% per annum on its average daily net assets.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES
(formerly Victoria Bay Asset Management, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

General Partner management fee (concluded)

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

Investments

The Company’s investments in common stock are classified as available-for-sale-securities and are considered to be held for an indefinite period.  Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities.  Available-for-sale-securities are recorded at fair value on the statement of financial condition, with the change in fair value excluded from earnings and recorded as a component of other comprehensive income (loss) included in member’s equity.  Unrealized holding gain (loss) on such securities, which were added to (subtracted from) member’s equity were $8,725 and $(88,820) for the years ended December 31, 2009 and 2008 (Note 7).

Realized gains or losses are recorded upon disposition of investments calculated based upon the difference between the proceeds and the cost basis determined using the specific identification method.

Brokerage commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Additions and redemptions

Authorized purchasers may purchase creation baskets of the Funds only in blocks of 100,000 units at a price equal to the net asset value of the units calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.  Authorized purchasers may redeem units from the Funds only in blocks of 100,000 units called “Redemption Baskets.”  The amount of the redemption proceeds for a Redemption Basket will be equal to the net asset value of the Funds’ units in the Redemption Basket as of the end of each business day.

The Funds receive or pay the proceeds from units sold or redeemed within three business days after the trade-date of the purchase or redemption.  The amounts due from authorized purchasers are reflected in the Funds’ statement of financial condition as receivables for units sold, and amounts payable to authorized purchasers upon redemption are reflected as payable for units redeemed.

Partnership capital and allocation of partnership income and losses

Profit or loss shall be allocated among the partners of the Funds in proportion to the number of units each partner holds as of the close of each month.  The Company, as General Partner, may revise, alter or otherwise modify this method of allocation as described in the Limited Partnership Agreements.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES
(formerly Victoria Bay Asset Management, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Calculation of net asset value

The Funds calculate their net asset value on each NYSE Arca trading day by taking the current market value of their total assets, subtracting any liabilities and dividing the amount by the total number of units issued and outstanding.  The Funds use the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Cash equivalents

Cash equivalents are highly liquid investments with original maturity dates of three months or less.

Accounting estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Income taxes

The Company has filed an election with the Internal Revenue Service to be treated as an association taxable as a corporation.  The Company files a consolidated federal income tax return with Wainwright and provides for income taxes as if the Company filed separately.  The Company, however, does not file on a consolidated basis for state income tax purposes.  The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Classification (“ASC”) Topic 740-10, Accounting for Income Taxes (“FASB ASC Topic 740-10”).  Under the asset and liability method of FASB ASC Topic 740-10, deferred tax assets and liabilities are recognized for the estimated future tax consequences or benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Deferred offering costs

The Company capitalizes all initial offering costs associated with the registration of the Funds, USBO, USSNG and USCI until such time as the registration process with the SEC is complete.  At this time, the Company charges the capitalized costs to member’s equity.  Deferred offering costs include, but are not limited to, legal fees pertaining to the Funds’, USBO’s, USSNG’s and USCI’s units offered for sale, SEC and state registration fees, initial fees paid to be listed on an exchange and underwriting and other similar costs.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES
(formerly Victoria Bay Asset Management, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

Effective January 1, 2008, the Company adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures (“FASB ASC Topic 820”).  FASB ASC Topic 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement.  The changes to past practice resulting from the application of FASB ASC Topic 820 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. FASB ASC Topic 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the Company (observable inputs) and (2) the Company’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs).  The three levels defined by the FASB ASC Topic 820 hierarchy are as follows:

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

In some instances, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest input level that is significant to the fair value measurement in its entirety.  The Company’s adoption of FASB ASC Topic 820 did not have a material effect on its consolidated financial position, results of operations or liquidity.

In December 2007, the FASB issued FASB ASC Topic 810-10-65, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.  FASB ASC Topic 810-10-65 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Additionally, FASB ASC Topic 810-10-65 requires that transactions between an entity and noncontrolling interests be treated as equity transactions. FASB ASC Topic 810-10-65 is effective for fiscal years beginning after December 15, 2008. Adoption on January 1, 2009, as required, did not have a material effect on the Company’s financial

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES
(formerly Victoria Bay Asset Management, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

Recent accounting pronouncements (concluded)

condition, results of operations or liquidity.  The minority interests previously reflected in the Company’s financial statements have been reclassified to conform to the current presentation.

In March 2008, the FASB released FASB ASC Topic 815-10, Disclosures about Derivative Instruments and Hedging Activities.  FASB ASC Topic 815-10 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The Company adopted FASB ASC Topic 815-10 on January 1, 2009.  The Company’s adoption of FASB ASC Topic 815-10 did not have a material effect on the Company’s financial condition, results of operations or liquidity.

In May 2009, the FASB issued FASB ASC Topic 855-10-05, Subsequent Events.  This standard is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  FASB ASC Topic 855-10-05 is effective for fiscal years and interim periods ending after June 15, 2009.

NOTE 3 -            CAPITALIZATION AND RELATED PARTY TRANSACTIONS

During the years ended December 31, 2009 and 2008, the Company paid $4,891,036 and $784,837 in distributions to its member. The Company and USOF have incurred offering and organizational costs in the amount of $2,023,991 which are not included in the accompanying consolidated financial statements at December 31, 2008.  Wainwright has provided funding for these costs, but is under no obligation to do so or continue funding these costs.  The Company and USOF are not required to reimburse Wainwright or its affiliates for any such costs incurred.  Included in deferred offering costs at December 31, 2009 and 2008 (for USCI, USSNG and USBO, as of December 31, 2009 and US12NG as of December 31, 2008) is $453,351 and $352,794, of initial offering and organizational costs incurred by the Funds.  These initial offering and organization costs incurred by the Trust on behalf of USCI, USSNG, USBO and US12NG will be borne by the Company and not be charged to such funds.

The Funds, USBO and USSNG were each capitalized with $1,000, of which the Company contributed $20 and Wainwright contributed $980.  The Trust was capitalized with $1,000, which was contributed solely by the Company, which is included in cash and cash equivalents in the accompanying statement of financial condition.

In addition, the Company, as General Partner, through no obligation to do so, has agreed to pay certain expenses, including those relating to audit expenses and tax accounting and reporting requirements normally borne by USHO,  USG, US12OF, USSO and US12NG to the extent that such expenses exceed 0.15% (15 basis points) of  their NAV, on an annualized basis. The Company, as General Partner has no obligation to continue such payments in subsequent years.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES
(formerly Victoria Bay Asset Management, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s consolidated statement of financial condition reflects noncontrolling interests in its subsidiaries as of December 31, 2009 and 2008.  A schedule of the noncontrolling interests is presented below:

NOTE 3 -            CAPITALIZATION AND RELATED PARTY TRANSACTIONS (concluded)

	December 31,
	2009	2008

Limited partner interest in United States 12 Month Natural Gas Fund, LP	$-	$980
Limited partner interest in United States Short Natural Gas Fund, LP	980	-
Limited partner interest in United States Short Oil Fund, LP	-	980
Limited partner interest in United States Brent Oil Fund, LP	980	-

	$1,960	$1,960

NOTE 4 -            FAIR VALUE MEASUREMENTS

The following table summarizes the valuation of the Company’s investments at December 31, 2009 and 2008 using the fair value hierarchy:

At December 31, 2009:	Total	Level I	Level II	Level III

Investments	$43,304	$43,304	$-	$-

At December 31, 2008:	Total	Level I	Level II	Level III

Investments	$34,579	$34,579	$-	$-

NOTE 5 -            INCOME TAXES

The Company has filed an election with the Internal Revenue Service to be treated as an association taxable as a corporation.  The Company files a consolidated federal income tax return with Wainwright and provides for income taxes as if the Company filed separately.  The Company, however, does not file on a consolidated basis for state income tax purposes.  In connection with filing a consolidated federal income tax return, the Company has recorded federal income tax expense and has recorded a corresponding due from parent and due to parent for its federal tax liability.

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2009 and 2008 are as follows:

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES
(formerly Victoria Bay Asset Management, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -            INCOME TAXES (concluded)

	December 31,
	2009	2008

Deferred tax liabilities	$-	$-

Deferred tax assets:
Unrealized losses on investments	220,000	224,000
Valuation allowance for deferred tax asset	(220,000)	(224,000)

	$-	$-

Due to the uncertainty of the realization of the unrealized losses in future years, the Company has recorded a valuation allowance for the deferred tax asset.

The valuation allowance decreased by $4,000 for the year ended December 31, 2009 and increased by $38,000 for the year ended December 31, 2008.

The deferred tax asset shown above relates to the unrealized losses on investments and is accounted for as other comprehensive loss (see Note 7).

NOTE 6 -            CONTRACTS AND AGREEMENTS

The Company, together with each of the Funds, is a party to marketing agent agreements with ALPS Distributors, Inc. (“ALPS”), a Colorado corporation, whereby ALPS provides certain marketing services for the Funds as outlined in their respective marketing agent agreements. Under the agreement dated as of March 13, 2006, as amended, whereby ALPS provides certain marketing services for USOF, the Company pays ALPS a marketing fee of $425,000 per annum plus the following incentive fee: 0.00% on USOF’s assets from $0 — $500 million; 0.04% on USOF’s assets from $500 million — $4 billion; and 0.03% on USOF’s assets in excess of $4 billion. Under the agreement dated as of April 17, 2007, whereby ALPS provides certain marketing services for USNG, and the agreement dated as of November 13, 2007, whereby ALPS provides certain marketing services for US12OF, the Company pays ALPS fees equal to 0.06% on each of USNG’s, US12OF’s and US12NG’s assets up to $3 billion and 0.04% on each of USNG’s and US12OF’s assets in excess of $3 billion.  Under the agreement dated as of February 15, 2008, whereby ALPS provides certain marketing services for USG, and the agreement dated March 10, 2008 whereby ALPS provides certain marketing services for USHO, the Company pays ALPS fees equal to 0.06% on each of USG’s and USHO’s assets up to $3 billion and 0.04% on each of USG’s and USHO’s assets in excess of $3 billion.  Under the agreement dated as of June 8, 2009, whereby ALPS provides certain marketing services for USSO, the Company pays ALPS fees equal to 0.06% on USSO’s assets up to $3 billion; and 0.04% on USSO’s assets in excess of $3 billion.

The above fees do not include the following expenses, which are also borne by the Company: the cost of placing advertisements in various periodicals, web construction and development, and the printing and production of various marketing materials.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES
(formerly Victoria Bay Asset Management, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -                      CONTRACTS AND AGREEMENTS (concluded)

The Company and each of the Funds are parties to custodian agreements with Brown Brothers Harriman & Co. (“Brown Brothers”), whereby Brown Brothers holds investments on behalf of the Funds. The Company pays the fees of the custodian, which shall be determined by the parties from time to time. In addition, the Company, with each of the Funds, are parties to administrative agency agreements with Brown Brothers, whereby Brown Brothers acts as the administrative agent, transfer agent and registrar for each of the Funds. The Company also pays the fees of Brown Brothers for its services under these agreements and such fees will be determined by the parties from time to time.

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

Each of the Funds has entered into brokerage agreements pursuant to which UBS Securities LLC acts as the futures commission merchant (the “FCM”). The agreements provide that the FCM will charge commissions of approximately $7 to $8 per round-turn trade plus applicable exchange and NFA fees for futures contracts and options on futures contracts.

Each of the Funds has invested primarily in futures contracts traded on the Exchange since the commencement of its operations. On May 30, 2007, USOF and USNG entered into a license agreement with the Exchange whereby the Funds were granted a non-exclusive license to use certain of the Exchange’s settlement prices and service marks. The agreement has an effective date of April 10, 2006. Under the license agreement, the Funds pay the Exchange an asset-based fee for the license. Pursuant to the agreement, the Funds pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the Funds and 0.02% for combined assets above $1,000,000,000. US12OF, USG, USHO and USSO entered into the above license agreement on the same terms with an effective date of December 4, 2007. Other funds managed by the Company that invest primarily in futures contracts traded on the Exchange will also be granted a similar non-exclusive license on the same terms.

The Funds expressly disclaim any association with the Exchange or endorsement of the Funds by the Exchange and acknowledge that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of such Exchange.

The Company has contracted an accounting firm to prepare each of the Funds, USBO, USSNG and the Trust’s yearly income tax filings with the Internal Revenue Service and various states.  The cost associated with any registered new fund is expected to be comparable.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES
(formerly Victoria Bay Asset Management, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 -            ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive loss for the years ended December 31, 2009 and 2008 are as follows:

Balance, December 31, 2007	$(433,189)

Unrealized holding losses on investments	(88,820)

Balance, December 31, 2008	(522,009)

Unrealized holding gains on investments	8,725

Balance, December 31, 2009	$(513,284)

The Company records its other comprehensive loss net of income tax expense (benefit).  As of December 31, 2009 and 2008, the Company has not recorded an income tax expense or benefit associated with its accumulated other comprehensive loss (see Note 5).

NOTE 8 -            OFF-BALANCE SHEET RISKS AND CONTINGENCIES

The Funds engage in the trading of U.S. futures contracts, options on U.S. contracts, cleared swap contracts and over-the-counter derivative transactions  (collectively “derivatives”).  The Funds are exposed to both market risk, the risk arising from changes in the market value of the contracts; and credit risk, the risk of failure by another party to perform according to the terms of a contract.

All of the contracts currently traded by the Funds, with the exception of USNG, are exchange-traded.  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, the Funds must rely solely on the credit of their respective individual counterparties.  To the extent the Funds enter into non-exchange traded contracts, they are subject to the credit risk associated with counterparty non-performance.  The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any.  The Funds also have credit risk since the sole counterparty to all domestic futures contracts is the exchange clearing corporation.  In addition, the Funds bear the risk of financial failure by the clearing broker.

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

NOTE 8 -            OFF-BALANCE SHEET RISKS AND CONTINGENCIES (concluded)

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

The Company has securities for its own account and may incur losses if the market value of the securities decreases subsequent to December 31, 2009.

The Company has a substantial portion of its assets on deposit with banks. Assets deposited with banks are subject to credit risk. In the event of a bank's insolvency, recovery of the Company's assets on deposit may be limited to account insurance or other protection afforded such deposits. As of December 31, 2009, the Company had cash of $1,531,655 in excess of the federally insured amount of $250,000.

NOTE 9 -            SUBSEQUENT EVENTS

In accordance with FASB ASC Topic 855-10-05, the Company has performed an evaluation of subsequent events through March 30, 2010 which is the date the financial statements were available to be issued.

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

Management’s Annual Report on Internal Control Over Financial Reporting

USHO is responsible for establishing and maintaining adequate internal control over financial reporting.  USHO’s internal control system is designed to provide reasonable assurance to its management and the board of directors of the General Partner regarding the preparation and fair presentation of published financial statements.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Management’s report on internal control over financial reporting is set forth above under the heading, “Management’s Annual Report on Internal Control Over Financial Reporting” in Item 8 of this annual report on Form 10-K.

Change in Internal Control Over Financial Reporting

There were no changes in USHO’s internal control over financial reporting during USHO’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, USHO’s internal control over financial reporting.

Item 9B.     Other Information.

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the CEA, each month USHO publishes an account statement for its unitholders, which includes a Statement of Income (Loss) and a Statement of Changes in NAV. The account statement is furnished to the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on USHO’s website at www.unitedstatesheatingoilfund.com.

Part III

Item 10.      Directors, Executive Officers and Corporate Governance.

Mr. Nicholas Gerber and Mr. Howard Mah serve as executive officers of the General Partner. USHO has no executive officers. Its affairs are generally managed by the General Partner. The following individuals serve as Management Directors of the General Partner.

Nicholas Gerber has been the President and CEO of the General Partner since June 9, 2005 and a Management Director of the General Partner since May 10, 2005. He maintains his main business office at 1320 Harbor Bay Parkway, Suite 145, Alameda, California 94502. Mr. Gerber has also acted as a portfolio manager for USHO and the Related Public Funds. He has been listed with the CFTC as a Principal of the General Partner since November 29, 2005, as Branch Manager of the General Partner since May 15, 2009 and registered with the CFTC as an Associated Person of the General Partner on December 1, 2005. Currently, Mr. Gerber manages USHO and the Related Public Funds. He will also manage USBO and USCI. Mr. Gerber also served as Vice President/Chief Investment Officer of Lyon’s Gate Reinsurance Company, Ltd., a company formed to reinsure workmen’s compensation insurance, from June 2003 to December 2009. Mr. Gerber has an extensive background in securities portfolio management and in developing investment funds that make use of indexing and futures contracts. He is also the founder of Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, that has been sponsoring and providing portfolio management services to mutual funds since March 1995. Since August 1995, Mr. Gerber has been the portfolio manager of the Ameristock Mutual Fund, Inc. a mutual fund registered under the Investment Company Act of 1940, focused on large cap U.S. equities that, as of December 31, 2009, had $219,616,809 in assets. He has also been a Trustee for the Ameristock ETF Trust since June 2006, and served as a portfolio manager for the Ameristock/Ryan 1 Year, 2 Year, 5 Year, 10 Year and 20 Year Treasury ETF from June 2007 to June 2008 when such funds were liquidated. In these roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Gerber has passed the Series 3 examination for associated persons. He holds an MBA in finance from the University of San Francisco and a BA from Skidmore College. Mr. Gerber is 47 years old.

In concluding that Mr. Gerber should serve as Management Director of the General Partner, the General Partner considered his broad business experiences in the industry including: forming and managing investment companies and commodity pools, raising capital for such entities and founding and managing non-finance related companies.

Howard Mah has been a Management Director of the General Partner since May 10, 2005, Secretary of the General Partner since June 9, 2005, and Chief Financial Officer of the General Partner since May 23, 2006. He has been listed with the CFTC as a Principal of the General Partner since November 29, 2005. In these roles, Mr. Mah is currently involved in the management of USHO and the Related Public Funds and will be involved in the management of USBO and USCI. Mr. Mah also serves as the General Partner’s Chief Compliance Officer. He received a Bachelor of Education from the University of Alberta, in 1986 and an MBA from the University of San Francisco in 1988. He served as Secretary and Chief Compliance Officer of the Ameristock ETF Trust from February 2007 until June 2008 when the trust was liquidated, Chief Compliance Officer of Ameristock Corporation since January 2001; a tax and finance consultant in private practice since January 1995, Secretary of Ameristock Mutual Fund since June 1995 and Ameristock Focused Value Fund from December 2000 to January 2005; Chief Compliance Officer of Ameristock Mutual Fund since August 2004 and the Co-Portfolio Manager of the Ameristock Focused Value Fund from December 2000 to January 2005. Mr. Mah is 45 years old.

In concluding that Mr. Mah should serve as Management Director of the General Partner, the General Partner considered his background in accounting and finance, as well as his experience as Chief Compliance Officer for the General Partner and Ameristock Corporation.

Andrew F. Ngim has been a Management Director of the General Partner since May 10, 2005 and Treasurer of the General Partner since June 9, 2005. He has been listed with the CFTC as a Principal of the General Partner since November 29, 2005. As Treasurer of the General Partner, Mr. Ngim is currently involved in the management of USHO and the Related Public Funds and will be involved in the management of USBO and USCI. He received a Bachelor of Arts from the University of California at Berkeley in 1983. Mr. Ngim has been Ameristock Corporation’s Managing Director since January 1999 and co-portfolio manager of Ameristock Corporation since January 2000, Trustee of the Ameristock ETF Trust since February 2007, and served as a portfolio manager for the Ameristock/Ryan 1 Year, 2 Year, 5 Year, 10 Year and 20 Year Treasury ETF from June 2007 to June 2008 when such funds were liquidated. Mr. Ngim is 49 years old.

In concluding that Mr. Ngim should serve as Management Director of the General Partner, the General Partner considered his broad career in the financial services industry as well as experience as co-Portfolio Manager of the Ameristock Mutual Fund.

Robert L. Nguyen has been a Management Director of the General Partner since May 10, 2005. He has been listed with the CFTC as a Principal of the General Partner since November 29, 2005 and registered with the CFTC as an Associated Person on November 9, 2007. As a Management Director of the General Partner, Mr. Nguyen is currently involved in the management of USHO and the Related Public Funds and will be involved in the management of USBO and USCI. He received a Bachelor of Science from California State University Sacramento in 1981. Mr. Nguyen has been the Managing Principal of Ameristock Corporation since January 2000. Mr. Nguyen is 50 years old.

In concluding that Mr. Nguyen should serve as Management Director of the General Partner, the General Partner considered his background in the financial services industry as well as his experience in leading the marketing efforts for Ameristock Corporation.

The following individuals provide significant services to USHO and are employed by the General Partner.

John P. Love has acted as the Portfolio Operations Manager for USHO since it commenced operations in April 2008 and the Related Public Funds since January 2006 and, effective March 1, 2010, is the Senior Portfolio Manager for UGA and the Related Public Funds.  He is expected to be the Senior Portfolio Manager for USBO and USCI. Mr. Love is also employed by the General Partner. He has been listed with the CFTC as a Principal of the General Partner since January 17, 2006. Mr. Love also served as the operations manager of Ameristock Corporation from October 2002 to January 2007, where he was responsible for back office and marketing activities for the Ameristock Mutual Fund and Ameristock Focused Value Fund and for the firm in general. Mr. Love holds a Series 3 license and was registered with the CFTC as an Associated Person of the General Partner from December 1, 2005 through April 16, 2009. Mr. Love has passed the Level 1 Chartered Financial Analyst examination and is currently a Level II candidate in the CFA Program. He holds a BFA in cinema-television from the University of Southern California. Mr. Love is 38 years old.

John T. Hyland, CFA acts as a Portfolio Manager and as the Chief Investment Officer for the General Partner. Mr. Hyland is employed by the General Partner. He registered with the CFTC as an Associated Person of the General Partner on December 1, 2005, and has been listed as a Principal of the General Partner since January 17, 2006. Mr. Hyland became the Portfolio Manager for USHO, USOF, USNG, US12OF, UGA, USSO and US12NG in April 2008, April 2006, April 2007, December 2008, February 2008 and September 2009, respectively, and as Chief Investment Officer of the General Partner since January 2008, acts in such capacity on behalf of USHO and the Related Public Funds. He is also expected to become the Portfolio Manager for USBO and USCI. As part of his responsibilities for USHO and the Related Public Funds, Mr. Hyland handles day-to-day trading, helps set investment policies, and oversees USHO’s and the Related Public Funds’ activities with their futures commission brokers, custodian-administrator, and marketing agent. Mr. Hyland has an extensive background in portfolio management and research with both equity and fixed income securities, as well as in the development of new types of complex investment funds. In July 2001, Mr. Hyland founded Towerhouse Capital Management, LLC, a firm that provides portfolio management and new fund development expertise to non-U.S. institutional investors. Mr. Hyland has been, and remains, a Principal and Portfolio Manager for Towerhouse. Mr. Hyland received his Chartered Financial Analyst (“CFA”) designation in 1994. Mr. Hyland is a member of the CFA Institute (formerly AIMR). He is also a member of the National Association of Petroleum Investment Analysts, a not-for-profit organization of investment professionals focused on the oil industry. He serves as an arbitrator for FINRA, as part of their dispute resolution program. He is a graduate of the University of California, Berkeley. Mr. Hyland is 50 years old.

Ray W. Allen acts as a Portfolio Operations Manager for USHO, UGA, USSO and US12NG and is expected to be the Portfolio Operations Manager for USBO. He was hired by the General Partner in October 2007 and has been employed by the General Partner since January 14, 2008.  He holds a Series 3 license and is registered with the CFTC as an Associated Person of the General Partner on March 25, 2008. He has been listed with the CFTC as a Principal of the General Partner since March 18, 2009. Mr. Allen’s responsibilities include daily trading and operations for USHO, USSO, UGA and US12NG. In addition, from February 2002 to October 2007, Mr. Allen was responsible for analyzing and evaluating the creditworthiness of client companies at Marble Bridge Funding Group Inc., in Walnut Creek, CA. Marble Bridge Funding Group Inc. is a commercial finance company providing capital to entrepreneurial companies. Mr. Allen received a BA in Economics from the University of California at Berkeley in 1980. Mr. Allen is 53 years old.

The following individuals serve as independent directors of the General Partner.

Peter M. Robinson has been an Independent Director of the General Partner since September 30, 2005 and, as such, serves on the board of directors of the General Partner, which acts on behalf of USHO, and the Related Public Funds and will serve on behalf of USBO and USCI, if such funds commence operations. He has been listed with the CFTC as a Principal of the General Partner since December 2005. Mr. Robinson has been employed as a Research Fellow with the Hoover Institution since 1993. The Hoover Institution is a public policy think tank located on the campus of Stanford University. Mr. Robinson graduated from Dartmouth College in 1979 and Oxford University in 1982. In 1990, Mr. Robinson received an MBA from the Stanford University Graduate School of Business. Mr. Robinson has also written three books and has been published in the New York Times, Red Herring, and Forbes ASAP and he is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson is 52 years old.

In concluding that Mr. Robinson should serve as Independent Director of the General Partner, the General Partner considered his broad experience in the United States government, including his employment at the Securities and Exchange Commission, and his knowledge of and insight into public policy.

Gordon L. Ellis has been an Independent Director of the General Partner since September 30, 2005 and, as such, serves on the board of directors of the General Partner, which acts on behalf of USHO, and the Related Public Funds and will serve on behalf of USBO and USCI, if such funds commence operations. He has been listed with the CFTC as a Principal of the General Partner since November 2005. Mr. Ellis has been Chairman of International Absorbents, Inc., a holding company of Absorption Corp., since July 1988, President and Chief Executive Officer since November 1996 and a Class I Director of the company since July 1985. Mr. Ellis is also a director of Absorption Corp., International Absorbents, Inc.’s wholly-owned subsidiary which is engaged in developing, manufacturing and marketing a wide range of animal care and industrial absorbent products. Mr. Ellis is a director/trustee of Polymer Solutions, Inc., a former publicly-held company that sold all of its assets effective as of February 3, 2004 and is currently winding down its operations and liquidating following such sale. Polymer Solutions previously manufactured paints, coatings, stains and primers for wood furniture manufacturers. Mr. Ellis is a professional engineer with an MBA in international finance. Mr. Ellis is 63 years old.

In concluding that Mr. Ellis should serve as Independent Director of the General Partner, the General Partner considered his experience serving as the Chairman and Chief Executive Officer of a former publicly-traded corporation as well as his experience as an entrepreneur.

Malcolm R. Fobes III has been an Independent Director of the General Partner since September 30, 2005 and, as such, serves on the board of directors of the General Partner, which acts on behalf of USHO and the Related Public Funds and will serve on behalf of USBO and USCI, if such funds commence operations. He has been listed with the CFTC as a Principal of the General Partner since November 2005. Mr. Fobes is the founder, Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940, that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Since June 1997, Mr. Fobes has been the Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Mr. Fobes also serves as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. From April 2000 to July 2006, Mr. Fobes also served as co-portfolio manager of The Wireless Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in companies engaged in the development, production, or distribution of wireless-related products or services. In these roles, Mr. Fobes has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Fobes was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes holds a B.S. degree in Finance and Economics from San Jose State University in California. Mr. Fobes is 45 years old.

In concluding that Mr. Fobes should serve as Independent Director of the General Partner, the General Partner considered his background as founder, Chairman and Chief Executive Officer of a registered investment adviser as well as Chairman, President, Chief Financial Officer and Portfolio Manager of a mutual fund investment company. The following are individual Principals, as that term is defined in CFTC Rule 3.1, for the General Partner: Melinda Gerber, the Gerber Family Trust, the Nicholas and Melinda Gerber Living Trust, Howard Mah, Andrew Ngim, Robert Nguyen, Peter Robinson, Gordon Ellis, Malcolm Fobes, John Love, John Hyland, Ray Allen and Wainwright Holdings Inc. These individuals are principals due to their positions, however, Nicholas Gerber and Melinda Gerber are also principals due to their controlling stake in Wainwright. None of the principals owns or has any other beneficial interest in USHO. Nicholas Gerber and John Hyland make trading and investment decisions for USHO. John Love and John Hyland execute trades on behalf of USHO. In addition, Nicholas Gerber, John Hyland, Robert Nguyen and Ray Allen are registered with the CFTC as Associated Persons of the General Partner and are NFA Associate Members.

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

Other Committees

Since the individuals who perform work on behalf of USHO are not compensated by USHO, but instead by the General Partner, USHO does not have a compensation committee. Similarly, since the Directors noted above serve on the board of directors of the General Partner, there is no nominating committee of the board of directors that acts on behalf of USHO. The General Partner believes that it is necessary for each member of the Board of Directors to possess many qualities and skills. The General Partner further believes that all directors should possess a considerable amount of business management and educational experience.  There have not been any vacancies on the General Partner’s Board of Directors since the commencement of operations of USOF in April 2006; however, if such a vacancy were to occur, the members of the Board of Directors would consider a candidate’s management experience as well as his/her background, stature, conflicts of interest, integrity and ethics.  In connection with this, the Board of Directors would also consider issues of diversity, such as diversity of gender, race and national origin, education, professional experience and differences in viewpoints and skills. The Board of Directors does not have a formal policy with respect to diversity; however, the Board of Directors believes that it is essential that the Board members represent diverse viewpoints.

Corporate Governance Policy

The Board of the General Partner has adopted a Corporate Governance Policy that applies to USHO, USOF, USNG, US12OF, UGA, USSO, US12NG, USBO, and USCI. USHO has posted the text of the Corporate Governance Policy on its website at www.unitedstatesheatingoilfund.com. Any unitholder of USHO may also obtain a printed copy of the Corporate Governance Policy, free of charge, by calling 1-800-920-0259.

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

Board Leadership Structure and Role in Risk Oversight

The Board of the General Partner is led by a Chairman, Nicholas Gerber, who is also the President and CEO of the General Partner.  The Board’s responsibilities include (i) the selection, evaluation, retention and succession of the Chief Executive Officer and the oversight of the selection and performance of other executive officers, (ii) understanding, reviewing and monitoring the implementation of strategic plans, annual operating plans and budgets, (iii) the selection and oversight of USHO’s independent auditors and the oversight of USHO’s financial statements, (iv) advising management on significant issues, (v) the review and approval of significant company actions and certain other matters, (vi) nominating directors and committee members and overseeing effective corporate governance and (vii) the consideration of other constituencies, such as the General Partner’s and USHO’s customers, employees, suppliers and the communities impacted by USHO. The non-management directors have designated Malcolm R. Fobes III as the presiding independent director.  Mr. Fobes’s role as the presiding independent director includes presiding over each executive session of the non-management directors, facilitating communications by shareholders and employees with the non-management directors and may also include representing the non-management directors with respect to certain matters as to which the views of the non-management directors are sought pursuant to USHO’s Corporate Governance Policy.

The Board believes that Mr. Gerber is best situated to serve as Chairman of the General Partner because he is the director most familiar with the business of the General Partner, including investing in the futures contracts and other commodity interests in order to track the benchmark futures contracts of USHO and the Related Public Funds.  Because of his background, he is most capable of effectively leading the discussion and execution of new strategic objectives.  The independent directors of the General Partner are actively involved in the oversight of the General Partner and, because of their varied backgrounds, provide different perspectives in connection with the oversight of the General Partner, USHO and the Related Public Funds. The General Partner’s independent directors bring expertise from outside the General Partner and the commodities industry, while Mr. Gerber brings company-specific and industry-specific experience and expertise. The Board of Directors believes that the combined role of Chairman and Chief Executive Officer facilitates information flow between management and the Board of Directors, including the independent directors, which is essential to effective governance.

Risk Management

The full Board of Directors is actively involved in overseeing the management and operation of the General Partner, including oversight of the risks that face USHO and the Related Public Funds.  For example, the Board of Directors has adopted an Investment Policy and a Policy for Use of Derivatives.  The policies are intended to ensure that the General Partner take prudent and careful action while entering into and managing investments taken by USHO including Futures Contracts or Other Heating Oil -Related Investments such as over-the-counter swap contracts.  Additionally, the policies are intended to provide assurance that there is sufficient flexibility in controlling risks and returns associated with the use of investments by USHO.  The policies, among other things, limit USHO’s ability to have too high of a concentration of its assets in non-exchange traded futures contracts or cleared swap contracts or concentrating its investments in too few counterparties, absent prior approval from the Board of Directors.  Existing counterparties are reviewed periodically by the Board of Directors to ensure that they continue to meet the criteria outlined in the policies.  The Board of Directors tasks management with assessing risks, including market risk, credit risk, liquidity risk, cash flow risk, basis risk, legal and tax risk, settlement risk, and operational risk.

The Board of Directors also determines compensation payable to employees of the General Partner, including the portfolio managers of each of USHO and the Related Public Funds.  The compensation of certain employees of the General Partner is, in part, based on the amount of assets under management by USHO and the Related Public Funds.  The Board of Directors feels that compensating certain employees, in part, based on the amount of assets under management is appropriate since having more assets in a fund generally reflects that investors perceive the fund’s investment objective is being met.  There are certain risks that may arise as a result of a growth in assets under management.  For example, if position limits are imposed on USHO and the assets under management continue to increase, then USHO may not be able to invest solely in the Benchmark Futures Contract and may have to invest in over-the-counter swap contracts or Other Heating Oil-Related Investments as it seeks to track its benchmark.  Other Futures Contracts in which USHO may invest may not track changes in the price of the Benchmark Futures Contract.  Other Heating Oil-Related Investments, including over-the-counter swap contracts, may also expose USHO to increased counterparty credit risk and may be less liquid and more difficult to value than Futures Contracts.  USHO and the Related Public Funds ameliorate the potential credit, liquidity and valuation risks by fully collateralizing any over-the-counter swap contracts or other investments.  The Board of Directors, in making compensation decisions, considers whether a compensation arrangement would expose USHO or the Related Public Funds to additional risks and whether the risks posed by such arrangement are consistent with the best interests of USHO’s investors.

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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires directors and executive officers of the General Partner and persons who are beneficial owners of at least 10% of USHO’s units to file with the SEC an Initial Statement of Beneficial Ownership of Securities on Form 3 within 10 calendar days of first becoming a director, executive officer or beneficial owner of at least 10% of USHO’s units and a Statement of Changes of Beneficial Ownership of Securities on Form 4 within 2 business days of a subsequent acquisition or disposition of units of USHO.  To USHO’s knowledge, based upon a review of copies of reports furnished to USHO with respect to the fiscal year ended December 31, 2009 and upon the written representations of the directors and executive officers of the General Partner, all of such persons have filed all required reports. However, Mr. John Hyland did not timely file an Initial Statement of Beneficial Ownership of Securities on Form 3 upon becoming an executive officer of the General Partner in compliance with the applicable reporting deadline. Mr. Hyland has since filed an Initial Statement of Beneficial Ownership of Securities on Form 3.  As of the date of this annual report on Form 10-K, Mr. Hyland does not own any units of USHO.

Item 11.      Executive Compensation.

Compensation to the General Partner and Other Compensation

USHO does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by the General Partner for the work they perform on behalf of USHO and other entities controlled by the General Partner. USHO does not reimburse the General Partner for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by the General Partner. USHO pays fees to the General Partner pursuant to the LP Agreement under which it is obligated to pay the General Partner an annualized fee of 0.60% of NAV on all of its average daily net assets. For the 2009, USHO paid the General Partner aggregate management fees of $56,890.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2009, by the Directors of the General Partner. USHO’s portion of the aggregate fees paid to the Directors for the calendar year December 31, 2009 was $537.

					Change in
					Pension
					Value and
	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Plan	Compensation	Total
Management Directors
Nicholas Gerber	$0	NA	NA	NA	$0	$0	$0
Andrew F. Ngim	$0	NA	NA	NA	$0	$0	$0
Howard Mah	$0	NA	NA	NA	$0	$0	$0
Robert L. Nguyen	$0	NA	NA	NA	$0	$0	$0
Independent Directors
Peter M. Robinson	$100,000	NA	NA	NA	$0	$0	$100,000
Gordon L. Ellis	$101,000	NA	NA	NA	$0	$0	$101,000
Malcolm R. Fobes III(1)	$121,000	NA	NA	NA	$0	$0	$121,000

(1)	Mr. Fobes serves as chairman of the audit committee of the General Partner and receives additional compensation in recognition of the additional responsibilities he has undertaken in this role.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related StockholderMatters.

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

Director Independence

In February 2010, the Board undertook a review of the independence of the directors of the General Partner and considered whether any director has a material relationship or other arrangement with the General Partner, USHO, or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14.      Principal Accountant Fees and Services.

The fees for services billed to USHO by its independent auditors for the last two fiscal years are as follows:

	2009		2008
Audit fees	$25,000	*	$100,794
Audit-related fees	-		-
Tax fees	-		-
All other fees	-		-
	$25,000	*	$100,794
____________ * Amount expected to be billed for 2009 services.

Audit fees consist of fees paid to Spicer Jeffries LLP for (i) the audit of USHO’s annual financial statements included in the annual report on Form 10-K, and review of financial statements included in the quarterly reports on Form 10-Q and certain of USHO’s current reports on Form 8-K; and (ii) services that are normally provided by the Independent Registered Public Accountants in connection with statutory and regulatory filings of registration statements.

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

Part IV

Item 15.      Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 89.
2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1******	Certificate of Limited Partnership of the Registrant.

3.2*	Amended and Restated Agreement of Limited Partnership.

3.3**	Fourth Amended and Restated Limited Liability Company Agreement of the General Partner.

10.1*****	Form of Initial Authorized Purchaser Agreement.

10.2****	Marketing Agent Agreement.

10.3*******	License Agreement.

10.4*	Custodian Agreement.

10.5***	Amendment Agreement to the Custodian Agreement.

10.6*	Administrative Agency Agreement.

10.7***	Amendment Agreement to the Administrative Agency Agreement.

14.1***	Code of Ethics.

31.1********	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2********	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1********	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2********	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

99.1*	Customer Agreement for Futures Contracts.

*	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009, filed on November 16, 2009.
**	Incorporated by reference to Quarterly Report on Form 10-Q for the United States Oil Fund, LP for the Quarter ended September 30, 2009, filed on November 9, 2009.
***	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 31, 2009.
****	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-162718) filed on October 28, 2009.
*****	Incorporated by reference to Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-142211) filed on February 15, 2008.
******	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-142211) filed on April 19, 2007.
*******	Incorporated by reference to United States Natural Gas Fund, LP’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007, filed on June 1, 2007.
********	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United States Heating Oil  Fund, LP (Registrant)
By:  United States Commodity Funds LLC, its general partner

By:	/s/ Nicholas D. Gerber
Nicholas D. Gerber
President and Chief Executive Officer
(Principal executive officer)

Date:  March 30, 2010

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date:  March 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Management Director	March 30, 2010
Nicholas D. Gerber

/s/ Howard Mah	Management Director	March 30, 2010
Howard Mah

/s/ Andrew Ngim	Management Director	March 30, 2010
Andrew Ngim

/s/ Robert Nguyen	Management Director	March 30, 2010
Robert Nguyen

/s/ Peter M. Robinson	Independent Director	March 30, 2010
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	March 30, 2010
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	March 30, 2010
Malcolm R. Fobes III