Form 10-Q
period 2010-03-31
United States Heating Oil Fund, LP
filed 2010-05-17
CIK 1396877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2010.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34016
 United States Heating Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-8837345
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☐ Yes    ☒ No

UNITED STATES HEATING OIL FUND, LP
Table of Contents

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Index to Condensed Financial Statements

United States Heating Oil Fund, LP
Condensed Statements of Financial Condition
At March 31, 2010 (Unaudited) and December 31, 2009

	March 31, 2010	December 31, 2009
Assets
Cash and cash equivalents (Note 5)	$11,282,176	$13,521,796
Equity in UBS Securities LLC trading accounts:
Cash	2,281,673	1,756,727
Unrealized gain on open commodity futures contracts	177,089	1,088,212
Receivable from General Partner	80,621	211,527
Interest receivable	270	658
Other assets	199,693	181,699

Total assets	$14,021,522	$16,760,619

Liabilities and Partners' Capital
Professional fees payable	$86,200	$225,750
General Partner management fees payable (Note 3)	7,057	8,010
Brokerage commission fees payable	675	675
Other liabilities	1,015	1,089

Total liabilities	94,947	235,524

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	13,926,575	16,525,095
Total Partners’ Capital	13,926,575	16,525,095

Total liabilities and partners’ capital	$14,021,522	$16,760,619

Limited Partners’ units outstanding	500,000	600,000
Net asset value per unit	$27.85	$27.54
Market value per unit	$27.67	$27.61

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At March 31, 2010

Gain on
		Open	% of
	Number of	Commodity	Partners’
	Contracts	Contracts	Capital
Open Futures Contracts—Long
United States Contracts
NYMEX Heating Oil Futures HO contracts, expire May 2010	152	$177,089	1.27

	Principal Amount	Market Value
Cash Equivalents
United States - Money Market Fund
Fidelity Institutional Government Portfolio – Class I	$6,504,357	$6,504,357	46.70
Goldman Sachs Financial Square Funds - Government Fund – Class SL	1,294,453	1,294,453	9.30

Total Cash Equivalents		$7,798,810	56.00

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP
Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2010 and 2009

	Three months ended	Three months ended
	March 31, 2010	March 31, 2009
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$1,003,518	$(538,549)
Change in unrealized gain (loss) on open positions	(911,123)	200,491
Interest income	873	3,560
Other income	1,000	1,000

Total income (loss)	94,268	(333,498)

Expenses
Professional fees	86,200	24,750
General Partner management fees (Note 3)	22,315	6,148
Brokerage commission fees	3,572	1,735
Other expenses	1,448	345

Total expenses	113,535	32,978

Expense waiver	(80,621)	(23,213)

Net expenses	32,914	9,765

Net income (loss)	$61,354	$(343,263)
Net income (loss) per limited partnership unit	$0.31	$(1.17)
Net income (loss) per weighted average limited partnership unit	$0.11	$(1.70)
Weighted average limited partnership units outstanding	571,111	202,222

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP
Condensed Statement of Changes in Partners’ Capital (Unaudited)
For the three months ended March 31, 2010

	General Partner	Limited Partners	Total

Balances, at December 31, 2009	$-	$16,525,095	$16,525,095
Redemption of 100,000 partnership units	-	(2,659,874)	(2,659,874)
Net income	-	61,354	61,354

Balances, at March 31, 2010	$-	$13,926,575	$13,926,575

Net Asset Value Per Unit
At December 31, 2009	$27.54
At March 31, 2010	$27.85

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 2010 and 2009

	Three months ended	Three months ended
	March 31, 2010	March 31, 2009
Cash Flows from Operating Activities:
Net income (loss)	$61,354	$(343,263)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash	(524,946)	485,184
Unrealized (gain) loss on futures contracts	911,123	(200,492)
Decrease in receivable from General Partner	130,906	64,485
(Increase) decrease in interest receivable and other assets	(17,606)	33
Increase (decrease) in General Partner management fees payable	(953)	478
Decrease in professional fees payable	(139,550)	-
Increase in brokerage commission fees payable	-	100
Decrease in other liabilities	(74)	(76,304)

Net cash provided by (used in) operating activities	420,254	(69,779)

Cash Flows from Financing Activities:
Subscription of partnership units	-	2,186,790
Redemption of partnership units	(2,659,874)	-

Net cash provided by (used in) financing activities	(2,659,874)	2,186,790

Net Increase (Decrease) in Cash and Cash Equivalents	(2,239,620)	2,117,011

Cash and Cash Equivalents, beginning of period	13,521,796	2,930,413
Cash and Cash Equivalents, end of period	$11,282,176	$5,047,424

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP
Notes to Condensed Financial Statements
For the period ended March 31, 2010 (Unaudited)

 NOTE 1 - ORGANIZATION AND BUSINESS

The United States Heating Oil Fund, LP (“USHO”) was organized as a limited partnership under the laws of the state of Delaware on April 13, 2007. USHO is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USHO’s units traded on the American Stock Exchange (the “AMEX”). USHO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of March 7, 2008 (the “LP Agreement”). The investment objective of USHO is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the spot price of heating oil (also known as No. 2 fuel oil) for delivery to the New York harbor as measured by the changes in the price of the futures contract for heating oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USHO’s expenses. USHO accomplishes its objective through investments in futures contracts for heating oil, crude oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other heating oil-related investments such as cash-settled options on Futures Contracts, forward contracts for heating oil, cleared swap contracts and over-the-counter transactions that are based on the price of heating oil, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Heating Oil-Related Investments”). As of March 31, 2010, USHO held 152 Futures Contracts for heating oil traded on the NYMEX.

USHO commenced investment operations on April 9, 2008 and has a fiscal year ending on December 31. United States Commodity Funds LLC (formerly known as Victoria Bay Asset Management, LLC) (the “General Partner”) is responsible for the management of USHO. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. The General Partner is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”) and the United States Gasoline Fund, LP (“UGA”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UGA” on February 26, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s and UGA’s units commenced trading on the NYSE Arca on November 25, 2008. The General Partner is also the general partner of the United States Short Oil Fund, LP (“USSO”) and the United States 12 Month Natural Gas Fund, LP (“US12NG”), which listed their limited partnership units on the NYSE Arca on September 24, 2009 and November 18, 2009, respectively. The General Partner has also filed registration statements to register units of the United States Brent Oil Fund, LP (“USBO”) and the United States Commodity Index Fund (“USCI”).

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

USHO issues units to certain authorized purchasers (“Authorized Purchasers”) by offering baskets consisting of 100,000 units (“Creation Baskets”) through ALPS Distributors, Inc., as the marketing agent (the “Marketing Agent”). The purchase price for a Creation Basket is based upon the net asset value of a unit calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received. In addition, Authorized Purchasers pay USHO a $1,000 fee for each order placed to create one or more Creation Baskets or to redeem one or more baskets consisting of 100,000 units (“Redemption Baskets”). Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the net asset value of USHO but rather at market prices quoted on such exchange.

In April 2008, USHO initially registered 10,000,000 units on Form S-1 with the SEC. On April 9, 2008, USHO listed its units on the AMEX under the ticker symbol “UHN”. On that day, USHO established its initial net asset value by setting the price at $50.00 per unit and issued 200,000 units in exchange for $10,001,000. USHO also commenced investment operations on April 9, 2008, by purchasing Futures Contracts traded on the NYMEX based on heating oil. As of March 31, 2010, USHO had registered a total of 10,000,000 units.

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

Creations and Redemptions

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at March 31, 2010.

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

Ongoing Registration Fees and Other Offering Expenses

USHO pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2010 and 2009, USHO incurred $360 and $0, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

USHO is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. Effective as of April 1, 2010, USHO is also responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, the General Partner and each of the funds. USHO shares these fees and expenses with USOF, USNG, US12OF, UGA, USSO and US12NG based on the relative assets of each fund, computed on a daily basis. These fees and expenses are estimated to be a total of $538,870 for all funds.

Licensing Fees

As discussed in Note 4, USHO entered into a licensing agreement with the NYMEX on May 30, 2007. Pursuant to the agreement, USHO and the affiliated funds managed by the General Partner pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. During the three months ended March 31, 2010 and 2009, USHO incurred $864 and $257 respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USHO’s audit expenses and tax accounting and reporting requirements are paid by USHO. These costs for the calendar year 2010 are estimated to be $153,311.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, USHO pays all brokerage fees and other expenses in connection with the operation of USHO, excluding costs and expenses paid by the General Partner as outlined in Note 4. The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of USHO’s NAV, on an annualized basis, through June 30, 2010. The General Partner has no obligation to continue such payment into subsequent periods.

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

USHO has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”). The agreement requires UBS Securities to provide services to USHO in connection with the purchase and sale of Futures Contracts and Other Heating Oil-Related Investments that may be purchased and sold by or through UBS Securities for USHO’s account. The agreement provides that UBS Securities charge USHO commissions of approximately $7 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts.

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

USHO invests a portion of its cash in money market funds that seek to maintain a stable net asset value. USHO is exposed to any risk of loss associated with an investment in these money market funds. As of March 31, 2010 and December 31, 2009, USHO had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $13,563,849 and $15,278,523, respectively. This amount is subject to loss should these institutions cease operations.

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

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

USHO values its investments in accordance with Accounting Standards Codification 820 – Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. The changes to past practice resulting from the application of ASC 820 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. ASC 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of USHO (observable inputs) and (2) USHO’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the ASC 820 hierarchy are as follows:

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

The following table summarizes the valuation of USHO’s securities at March 31, 2010 using the fair value hierarchy:

At March 31, 2010	Total	Level I	Level II	Level III
Short-Term Investments	$7,798,810	$7,798,810	$-	$-
Exchange-Traded Futures Contracts
United States Contracts	117,089	117,089	-	-

During the three months ended March 31, 2010, there were no significant transfers between Level I and Level II.

Effective January 1, 2009, USOF adopted the provisions of Accounting Standards Codification 815 —Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

		At March 31, 2010	At December 31, 2009
Derivatives not
Accounted for as	Statement of Financial
Hedging Instruments	Condition Location	Fair Value	Fair Value

Futures -
Commodity Contracts	Assets	$117,089	$1,088,212

The Effect of Derivative Instruments on the Statements of Operations

		For the three months ended		For the three months ended
		March 31, 2010		March 31, 2009

	Location of	Realized	Change in	Realized	Change in
Derivatives not	Gain or (Loss)	Gain or (Loss)	Unrealized	Gain or (Loss)	Unrealized
Accounted	on Derivatives	on Derivatives	Gain or (Loss)	on Derivatives	Gain or (Loss)
for as Hedging	Recognized	Recognized	Recognized	Recognized	Recognized
Instruments	in Income	in Income	in Income	in Income	in Income

Futures -	Realized gain (loss) on	$1,003,518		$(538,549)
Commodity Contracts	closed positions

	Change in unrealized		$(911,123)		$200,491
gain (loss) on open
positions

NOTE 7 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2010 and 2009 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended	For the three months ended
	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$27.54	$21.94
Total income (loss)	0.37	(1.12)
Net expenses	(0.06)	(0.05)
Net increase (decrease) in net asset value	0.31	(1.17)
Net asset value, end of period	$27.85	$20.77

Total Return	1.13%	(5.33)%

Ratios to Average Net Assets
Total income (loss)	0.62%	(8.02)%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	2.45%	2.62%
Expense waived*	(2.17)	(2.27)%
Net expenses excluding management fees*	0.28	0.35%
Net income (loss)	0.41%	(8.26)%

*Annualized

Total returns are calculated based on the change in value during the period. An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USHO.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 9 – SUBSEQUENT EVENTS

USHO has performed an evaluation of subsequent events through the date the financial statements were available to be issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

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

Introduction

USHO, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of USHO is for the changes in percentage terms of its units’ net asset value (“NAV”) to reflect the changes in percentage terms of the spot price of heating oil, as measured by the changes in the price of the futures contract for heating oil (also known as No. 2 fuel oil), for delivery to the New York harbor, traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), less USHO’s expenses.

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

The regulation of commodity interests in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. As stated under the heading, “Risk Factors” in Item 1A of USHO’s annual report on Form 10-K for the year ended December 31, 2009, regulation of the commodity interests and energy markets is extensive and constantly changing; future regulatory developments in the commodity interests and energy markets are impossible to predict but may significantly and adversely affect USHO.

Currently, a number of proposals to alter the regulation of commodity interests are being considered by federal regulators and legislators. These proposals include the imposition of hard position limits on energy-based commodity futures contracts, the extension of position and accountability limits to futures contracts on non-U.S. exchanges previously exempt from such limits, and the forced use of clearinghouse mechanisms for all over-the-counter transactions. An additional proposal would aggregate and limit all positions in energy futures held by a single entity, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter contracts. The U.S. Commodity Futures Trading Commission (the “CFTC”) has also recently published a proposed rule that would impose fixed position limits on certain energy futures contracts, including the Benchmark Futures Contract, without the need for any new legislation to be passed. If any of the aforementioned proposals is implemented, USHO’s ability to meet its investment objective may be negatively impacted and investors could be adversely affected.

The general partner of USHO, United States Commodity Funds LLC (the “General Partner”), which is registered as a commodity pool operator (“CPO”) with the CFTC, is authorized by the Amended and Restated Agreement of Limited Partnership of USHO (the “LP Agreement”) to manage USHO. The General Partner is authorized by USHO in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or futures commission merchants.

Heating oil futures prices were volatile during the three months ended March 31, 2010. The price of the Benchmark Futures Contract started the period at the $2.116 per gallon level. It rose sharply over the course of the period and hit a peak on January 6, 2010 of approximately $2.203 per gallon. The low of the period was on February 5, 2010 when prices dropped to the $1.875 per gallon level. The period ended with the Benchmark Futures Contract at $2.179 per gallon, up approximately 3.00% over the period. Similarly, USHO’s NAV rose during the period from a starting level of $27.54 per unit to a high on January 6, 2010 of $28.68 per unit. USHO’s NAV reached its low for the period on February 5, 2010 at $24.24 per unit. The NAV on March 31, 2010 was $27.85, up approximately 1.13% over the period. The return of approximately 3.00% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding futures contracts. An investment in heating oil futures contracts would need to be rolled forward during the time period described in order to achieve such a result.

During the first quarter of 2010, the heating oil futures market was in a state of contango, meaning that the price of the near month heating oil futures contract was typically lower than the price of the next month heating oil futures contract, or contracts further away from expiration. For the first quarter of 2010, the heating oil futures market remained in contango, except for 1 day, when the heating oil futures market moved into a mild backwardation market then returned to a contango market. A backwardation market is one in which the price of the near month heating oil futures contract is higher than the price of the next month heating oil futures contract, or contracts further away from expiration. At the end of the first quarter of 2010, the heating oil futures market moved into a much steeper contango market and remained in contango through the quarter ended March 31, 2010. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Heating Oil Futures Prices and the Impact on Total Returns.”

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

Results of Operations and the Heating Oil Market

Results of Operations. On April 9, 2008, USHO listed its units on the American Stock Exchange (the “AMEX”) under the ticker symbol “UHN.” On that day, USHO established its initial offering price at $50.00 per unit and issued 200,000 units to the initial authorized purchaser Merrill Lynch Professional Clearing Corp., in exchange for $10,001,000 in cash. As a result of the acquisition of the AMEX by NYSE Euronext, USHO’s units no longer trade on the AMEX and commenced trading on the NYSE Arca on November 25, 2008.

Since its initial offering of 10,000,000 units, USHO has not made any subsequent offering of its units. As of March 31, 2010, USHO had issued 800,000 units, 500,000 of which were outstanding. As of March 31, 2010, there were 9,200,000 units registered but not yet issued.

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

For the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

As of March 31, 2010, the total unrealized gain on heating oil Futures Contracts owned or held on that day was $177,089 and USHO established cash deposits, including cash investments in money market funds, that were equal to $13,563,849. USHO held 83.18% of its cash assets in overnight deposits and money market funds at its custodian bank, while 16.82% of the cash balance was held as margin deposits for the Futures Contracts purchased. The ending per unit NAV on March 31, 2010 was $27.85.

By comparison, as of March 31, 2009, the total unrealized gain on heating oil Futures Contracts owned or held on that day was $131,242 and USHO established cash deposits, including cash investments in money market funds, that were equal to $6,103,332. USHO held 82.70% of its cash assets in overnight deposits and money market funds at its custodian bank, while 17.30% of the cash balance was held as margin deposits for the Futures Contracts purchased. The ending per unit NAV on March 31, 2009 was $20.77. The increase in the per unit NAV from March 31, 2009 compared to March 31, 2010 was primarily a result of higher prices for heating oil and the related increase in the value of the Futures Contracts that USHO had invested in between the period ended March 31, 2009 and the period ended March 31, 2010.

Portfolio Expenses. USHO’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, the fees and expenses of the independent directors of the General Partner and expenses relating to tax accounting and reporting requirements. The management fee that USHO pays to the General Partner is calculated as a percentage of the total net assets of USHO. USHO pays the General Partner a management fee of 0.60% of its average net assets.  The fee is accrued daily and paid monthly.

During the three months ended March 31, 2010, the daily average total net assets of USHO were $15,083,361. The management fee paid by USHO during the period amounted to $22,315, which was calculated at 0.60% of its average net assets and was accrued daily. By comparison, during the three months ended March 31, 2009, the daily average total net assets of USHO were $4,155,889. The management fee paid by USHO during the period amounted to $6,148, which was calculated at 0.60% of its average net assets and was accrued daily.

In addition to the management fee, USHO pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended March 31, 2010 was $91,220, as compared to $26,830 for the three months ended March 31, 2009. The increase in expenses from the three months ended March 31, 2009 compared to the three months ended March 31, 2010 was primarily due to the relative size of USHO and activity that resulted from its increased size, including increased licensing fees and increased tax reporting costs due to the greater number of unitholders during the period. USHO incurred $360 and $0 in fees and other expenses relating to the registration and offering of additional units during the three months ended March 31, 2010 and 2009, respectively.

USHO is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. USHO shares these fees and expenses with the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”), the United States Short Oil Fund, LP (“USSO”) and the United States 12 Month Natural Gas Fund, LP (“US12NG”), based on the relative assets of each fund computed on a daily basis. These fees for calendar year 2010 are estimated to be a total of $538,870 for all funds. By comparison, for the year ended December 31, 2009, these fees amounted to a total of $433,046 for all funds, and USHO’s portion of such fees was $644.80. Directors’ expenses are expected to increase in 2010 due to an increase in the amount of directors’ and officers’ liability insurance coverage. Effective as of March 3, 2009, the General Partner obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage. Effective as of April 1, 2010, USHO is also responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, the General Partner and each of the funds.

USHO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Heating Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the three months ended March 31, 2010, total commissions paid to brokers amounted to $3,572. By comparison, during the three months ended March 31, 2009, total commissions paid to brokers amounted to $1,735. The increase in the total commissions paid to brokers from the three months ended from March 31, 2009 to the three months ended March 31, 2010 was primarily a function of the increase in USHO’s average total net assets during the three months ended March 31, 2010. The increase in assets required USHO to purchase a greater number of Futures Contracts and incur a larger amount of commissions. As an annualized percentage of total net assets, the figure for the three months ended March 31, 2010 represents approximately 0.10% of total net assets. By comparison, the figure for the three months ended March 31, 2009 represented approximately 0.17% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USHO’s audit expenses and tax reporting requirements are paid by USHO. These costs are estimated to be $153,311 for the calendar year 2010. The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of USHO’s NAV, on an annualized basis, through June 30, 2010, after which date such payments are no longer necessary. The General Partner has no obligation to continue such payment into subsequent periods.

Interest Income. USHO seeks to invest its assets such that it holds Futures Contracts and Other Heating Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USHO to pay the full amount of the contract value at the time of purchase, but rather require USHO to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USHO retains an amount that is approximately equal to its total net assets, which USHO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USHO’s custodian bank. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the three months ended March 31, 2010, USHO earned $873 in interest income on such cash and/or cash equivalents. Based on USHO’s average daily total net assets, this was equivalent to an annualized yield of 0.02%. USHO did not purchase Treasuries during the three months ended March 31, 2010 and held only cash and/or cash equivalents during this time period. By comparison, for the three months ended March 31, 2009, USHO earned $3,560 in interest income on such cash and/or cash equivalents. Based on USHO’s average daily total net assets, this was equivalent to an annualized yield of 0.35%. USHO did not purchase Treasuries during the three months ended March 31, 2009 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments in the United States, including cash, cash equivalents, and short-term Treasuries, were sharply lower during the three months ended March 31, 2010 compared to the three months ended March 31, 2009. As a result, the amount of interest earned by USHO as a percentage of total net assets was lower during the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Tracking USHO’s Benchmark

USHO seeks to manage its portfolio such that changes in its average daily NAV, on a percentage basis, closely track the changes in the average daily price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USHO seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in its NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-day time period was 0.5% per day, USHO’s management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). USHO’s portfolio management goals do not include trying to make the nominal price of USHO’s NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for heating oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed heating oil Futures Contracts.

For the 30 valuation days ended March 31, 2010, the simple average daily change in the Benchmark Futures Contract was 0.250%, while the simple average daily change in the NAV of USHO over the same time period was 0.248%. The average daily difference was -0.002% (or -0.2 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was 0.597%, meaning that over this time period USHO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USHO’s NAV versus the daily movement of the Benchmark Futures Contract for the 30-day period ended March 31, 2010.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Since the offering of USHO’s units to the public on April 9, 2008 to March 31, 2010, the simple average daily change in the Benchmark Futures Contract was -0.078%, while the simple average daily change in the NAV of USHO over the same time period was -0.078%. The average daily difference was 0.00% (or 0 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -0.632%, meaning that over this time period USHO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of USHO versus the return of its Benchmark Futures Contract can be calculated by comparing the actual return of USHO, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that USHO’s returns had been exactly the same as the daily changes in its Benchmark Futures Contract.

For the three months ended March 31, 2010, the actual total return of USHO as measured by changes in its NAV was 1.13%. This is based on an initial NAV of $27.54 on December 31, 2009 and an ending NAV as of March 31, 2010 of $27.85. During this time period, USHO made no distributions to its unitholders. However, if USHO’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, USHO would have ended the first quarter of 2010 with an estimated NAV of $27.90, for a total return over the relevant time period of 1.32%. The difference between the actual NAV total return of USHO of 1.13% and the expected total return based on the Benchmark Futures Contract of 1.32% was an error over the time period of 0.19%, which is to say that USHO’s actual total return trailed the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses and the interest that USHO collects on its cash and cash equivalent holdings. During the three months ended March 31, 2010, USHO received interest income of $873, which is equivalent to a weighted average interest rate of 0.02% for such period. In addition, during the three months ended March 31, 2010, USHO also collected $1,000 from its authorized purchasers (“Authorized Purchasers”) creating or redeeming baskets of units. This income contributed to USHO’s actual return. However, if the total assets of USHO continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return. During the three months ended March 31, 2010, USHO incurred total net expenses of $32,914. Income from interest and Authorized Purchaser collections net of expenses was $(31,041) which is equivalent to a weighted average net interest rate of (0.83)% for the three months ended March 31, 2010.

By comparison, for the three months ended March 31, 2009, the actual total return of USHO as measured by changes in its NAV was -5.33%. This was based on an initial NAV of $21.94 on December 31, 2008 and an ending NAV as of March 31, 2009 of $20.77. During this time period, USHO made no distributions to its unitholders. However, if USHO’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, USHO would have ended the first quarter of 2009 with an estimated NAV of $20.75, for a total return over the relevant time period of -5.41%. The difference between the actual NAV total return of USHO of -5.33% and the expected total return based on the Benchmark Futures Contract of -5.41% was an error over the time period of 0.08%, which is to say that USHO’s actual total return exceeded the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that USHO collected on its cash and cash equivalent holdings. During the three months ended March 31, 2009, USHO received interest income of $3,560, which is equivalent to a weighted average interest rate of 0.35% for such period. In addition, during the three months ended March 31, 2009, USHO also collected $1,000 from Authorized Purchasers creating or redeeming baskets of units. This income contributed to USHO’s actual return. During the three months ended March 31, 2009, USHO incurred total net expenses of $9,765. Income from interest and Authorized Purchaser collections net of expenses was $(5,205), which is equivalent to a weighted average net interest rate of (0.51)% for the three months ended March 31, 2009.

There are currently three factors that have impacted or are most likely to impact USHO’s ability to accurately track its Benchmark Futures Contract.

First, USHO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which USHO executes the trade. In that case, USHO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily NAV of USHO to either be too high or too low relative to the changes in the Benchmark Futures Contract. During the three months ended March 31, 2010, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USHO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USHO’s attempt to track the Benchmark Futures Contract over time.

Second, USHO earns interest on its cash, cash equivalents and Treasury holdings. USHO is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the three months ended March 31, 2010. Interest payments, and any other income, were retained within the portfolio and added to USHO’s NAV. When this income exceeds the level of USHO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), USHO will realize a net yield that will tend to cause daily changes in the NAV of USHO to track slightly higher than daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2010, USHO earned, on an annualized basis, approximately 0.02% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees and approximately 0.09% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.19% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.86)% and affected USHO’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, USHO may hold Other Heating Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the NAV of USHO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2010, USHO did not hold any Other Heating Oil-Related Investments. However, there can be no assurance that in the future USHO will not make use of such Other Heating Oil-Related Investments, which may have the effect of increasing transaction related expenses and result in increased tracking error.

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

The chart below compares the price of the near month contract to the price of the next month contract over the last 10 years (2000-2009) for heating oil. When the price of the near month contract is higher than the price of the next month contract, the market would be described as being in backwardation. When the price of the near month contract is lower than the price of the next month contract, the market would be described as being in contango. Although the prices of the near month contract and the price of the next month contract do tend to move up or down together, it can be seen that at times the near month prices are clearly higher than the price of the next month contract (backwardation), and other times they are below the price of the next month contract (contango). In addition, investors can observe that heating oil prices, both near month and next month, often display a seasonal pattern in which the price of heating oil tends to rise in the winter months and decline in the summer months. This mirrors the physical demand for heating oil, which typically peaks in the winter.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the next month heating oil futures contract from the dollar price of the near month heating oil futures contract. If the resulting number is a positive number, then the price of the near month contract is higher than the price of the next month and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the price of the next month and the market could be described as being in contango. The chart below shows the results from subtracting the next month contract price from the price of the near month contract for the 10 year period between 2000 and 2009. Investors will note that the near month heating oil futures contract spent time in both backwardation and contango. Investors will further note that the markets display a very seasonal pattern that corresponds to the seasonal demand patterns for heating oil mentioned above. That is, in many, but not all cases, the price of the near month is higher than the next month during the middle of the winter months as the price of heating oil for delivery in those winter months rises to meet peak demand. At the same time, the price of the near month contract, when that month is just before the onset of fall, does not rise as far or as fast as the price of a next month contract whose delivery falls closer to the start of the winter season.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of USHO is not to have the market price of its units match, dollar for dollar, changes in the spot price of heating oil, contango and backwardation have impacted the total return on an investment in USHO units during the past year relative to a hypothetical direct investment in heating oil. For example, an investment in USHO units made on December 31, 2009 and held to March 31, 2010 increased, based upon the changes in the NAV for USHO units on those days, by 1.13%, while the spot price of heating oil for immediate delivery during the same period increased by 1.32% (note: this comparison ignores the potential costs associated with physically owning and storing heating oil, which could be substantial). By comparison, an investment in USHO units made on December 31, 2008 and held to March 31, 2009 decreased, based upon the changes in the NAV for USHO units on those days, by 5.33%, while the spot price of heating oil for immediate delivery during the same period decreased by 5.10% (note: this comparison ignores the potential costs associated with physically owning and storing heating oil, which could be substantial).

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

Heating Oil Market. During the three months ended March 31, 2010, the price of heating oil in the United States, as measured by changes in the price of the futures contract traded on the NYMEX that was closest to expiration, rose by approximately 3.00% from $ 2.1156 per gallon to $ 2.1790 per gallon. (Investors are cautioned that these represent prices for heating oil on a wholesale basis and should not be directly compared to retail prices.)

During the three months ended March 31, 2010, the price of crude oil, the raw material from which heating oil is refined, rose by approximately 5.54% from approximately $79.36 per barrel to approximately $83.76 per barrel. The price of crude oil was influenced by several factors, including ongoing weak demand for crude oil globally and modest decreases in the production levels of crude oil. However, oil prices still increased as investors looked forward to improvements in the global economy. Management believes, however, that should the global economic situation remain weak, there is a meaningful possibility that crude oil prices could retreat from their current levels.

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

For the ten year time period between 2000 and 2009, the chart below compares the monthly movements of heating oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of heating oil on a monthly basis was not strongly correlated, positively or negatively, with the movements of large cap U.S. equities, U.S. government bonds or global equities. However, movements in heating oil had a strong positive correlation to movements in crude oil and unleaded gasoline. Finally, heating oil had a positive, but weaker, correlation with natural gas.

10 Year Correlation Matrix 2000-2009	Large Cap US Equities (S&P 500)	US Gov't Bonds (EFFAS US Gov’t Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Natural Gas	Heating Oil
Large Cap US Equities (S&P 500)	1.000	-0.259	0.966	0.152	0.135	0.023	0.087
US Gov't Bonds (EFFAS US Gov’t Bond Index)		1.000	-0.237	-0.127	-0.214	0.128	-0.078
Global Equities (FTSE World Index)			1.000	0.246	0.196	0.084	0.165
Crude Oil				1.000	0.724	0.334	0.783
Unleaded Gasoline					1.000	0.257	0.613
Natural Gas						1.000	0.466
Heating Oil							1.000

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one year period ended March 31, 2010, heating oil continued to have a strong positive correlation with crude oil and unleaded gasoline. During this period, it also had a slightly weaker correlation with the movements of natural gas than it had displayed over the ten year period ended December 31, 2009. Notably, the correlation between heating oil and global equities, which had been essentially non-correlated over the ten year period ended December 31, 2009, displayed results that indicated that they had a mildly positive correlation over this shorter time period, while large cap U.S. equities remained largely uncorrelated. Finally, the results showed that heating oil and U.S. government bonds, which had essentially been non-correlated for the ten year period ended December 31, 2009, were negatively correlated over this more recent time period.

Correlation Matrix 12 months ended March 31, 2010	Large Cap US Equities (S&P 500)	US Gov't Bonds (EFFAS US Gov’t Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Natural Gas	Heating Oil
Large Cap US Equities (S&P 500)	1.000	0.086	0.952	-0.243	-0.317	-0.146	-0.204
US Gov't Bonds (EFFAS US Gov’t Bond Index)		1.000	-0.229	-0.273	-0316	-0.088	-0.321
Global Equities (FTSE World Index)			1.000	0.372	0.425	0.056	0.329
Oil				1.000	0.848	0.098	0.937
Unleaded Gasoline					1.000	-0.267	0.856
Natural Gas						1.000	0.152
Heating Oil							1.000

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

The General Partner has evaluated the nature and types of estimates that it makes in preparing USHO’s condensed financial statements and related disclosures and has determined that the valuation of its investments which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy. The values which are used by USHO for its futures contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, USHO estimates interest income on a daily basis using prevailing interest rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

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

USHO currently generates cash primarily from (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) interest earned on Treasuries, cash and/or cash equivalents. USHO has allocated substantially all of its net assets to trading in Heating Oil Interests. USHO invests in Heating Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Heating Oil-Related Investments. A significant portion of the NAV is held in cash and cash equivalents that are used as margin and as collateral for USHO’s trading in Heating Oil Interests. The balance of the net assets is held in USHO’s account at its custodian bank. Interest earned on USHO’s interest-bearing funds is paid to USHO. During the three months ended March 31, 2010, USHO’s expenses exceeded the interest income USHO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. To the extent expenses have exceeded interest income, USHO’s NAV will be negatively impacted.

USHO’s investments in Heating Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USHO from promptly liquidating its positions in futures contracts. During the three months ended March 31, 2010, USHO was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USHO cannot predict whether such an event may occur in the future.

Prior to the initial offering of USHO, all payments with respect to USHO’s expenses were paid by the General Partner. USHO does not have an obligation or intention to refund such payments by the General Partner. The General Partner is under no obligation to pay USHO’s current or future expenses. Since the initial offering of units, USHO has been responsible for expenses relating to (i) management fees, (ii) brokerage fees and commissions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its units subsequent to the initial offering, (v) other expenses, including certain tax reporting costs, (vi) fees and expenses of the independent directors of the General Partner and (vii) other extraordinary expenses not in the ordinary course of business, while the General Partner has been responsible for expenses relating to the fees of USHO’s marketing agent, administrator and custodian and registration expenses relating to the initial offering of units. If the General Partner and USHO are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, USHO will terminate and investors may lose all or part of their investment.

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

Credit Risk

When USHO enters into Futures Contracts and Other Heating Oil-Related Investments, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Futures Contracts traded on the NYMEX and on most other futures exchanges is the clearinghouse associated with the particular exchange. In general, in addition to margin required to be posted by the exchange or clearinghouse in connection with trades on the exchange or through the clearinghouse, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to USHO in such circumstances.

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

If in the future, USHO purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of March 31, 2010, USHO had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $13,563,849. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of March 31, 2010, USHO has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USHO. While USHO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USHO’s financial position.

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

Contractual Obligations

USHO’s primary contractual obligations are with the General Partner. In return for its services, the General Partner is entitled to a management fee calculated monthly as a fixed percentage of USHO’s NAV, currently 0.60% of NAV on its average daily net assets.

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

The General Partner pays the fees of USHO’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of USHO’s condensed financial statements and its SEC and CFTC reports. The General Partner and USHO have also entered into a licensing agreement with the NYMEX pursuant to which USHO and the affiliated funds managed by the General Partner pay a licensing fee to the NYMEX. USHO also pays the fees and expenses associated with its tax accounting and reporting requirements with the exception of certain initial implementation service fees and base service fees which are paid by the General Partner. The General Partner, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by USHO to the extent that such expenses exceed 0.15% (15 basis points) of USHO’s NAV, on an annualized basis, through at least June 30, 2010. The General Partner has no obligation to continue such payment into subsequent periods.

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

On March 31, 2010, USHO’s portfolio consisted of 152 Heating Oil Futures HO Contracts traded on NYMEX. For a list of USHO’s current holdings, please see USHO’s website at www.unitedstatesheatingoilfund.com.

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

The creditworthiness of each potential counterparty is assessed by the General Partner. The General Partner assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an over-the-counter contract pursuant to guidelines approved by the General Partner’s board of directors (the “Board”). Furthermore, the General Partner on behalf of USHO only enters into over-the-counter contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by the General Partner.

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

During the three months ended March 31, 2010, USHO did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during the three months ended March 31, 2010, USHO was not exposed to counterparty risk.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There has not been a material change from the risk factors previously disclosed in USHO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Reserved.

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

Item 6. Exhibits.

Listed below are the exhibits which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1**	Form of United States Commodity Funds LLC Director Deferred Compensation Agreement.

*	Filed herewith.
**	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 1, 2010.

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

Date:  May 17, 2010

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date:  May 17, 2010