Form 10-Q
period 2010-06-30
United States Heating Oil Fund, LP
filed 2010-08-16
CIK 1396877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2010.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34016
 United States Heating Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-8837345
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☐ Yes    ☒ No

UNITED STATES HEATING OIL FUND, LP
Table of Contents

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Index to Condensed Financial Statements

United States Heating Oil Fund, LP
Condensed Statements of Financial Condition
At June 30, 2010 (Unaudited) and December 31, 2009

	June 30, 2010	December 31, 2009
Assets
Cash and cash equivalents (Note 5)	$5,729,331	$13,521,796
Equity in UBS Securities LLC trading accounts:
Cash	1,985,249	1,756,727
Unrealized gain (loss) on open commodity futures contracts	(420,525)	1,088,212
Receivable from General Partner (Note 3)	118,566	211,527
Dividend receivable	251	658
Other assets	234,902	181,699

Total assets	$7,647,774	$16,760,619

Liabilities and Partners' Capital
Professional fees payable	$128,700	$225,750
General Partner management fees payable (Note 3)	4,725	8,010
Brokerage commission fees payable	300	675
Other liabilities	945	1,089

Total liabilities	134,670	235,524

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	7,513,104	16,525,095
Total Partners’ Capital	7,513,104	16,525,095

Total liabilities and partners’ capital	$7,647,774	$16,760,619

Limited Partners’ units outstanding	300,000	600,000
Net asset value per unit	$25.04	$27.54
Market value per unit	$24.99	$27.61

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At June 30, 2010

		Loss on
		Open	% of
	Number of	Commodity	Partners’
	Contracts	Contracts	Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Heating Oil Futures HO contracts, expire August 2010	89	$(420,525)	(5.60)

	Principal Amount	Market Value
Cash Equivalents
United States - Money Market Fund
Fidelity Institutional Government Portfolio - Class I	$5,305,212	$5,305,212	70.61
Total Cash Equivalents		$5,305,212	70.61

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP
Condensed Statements of Operations (Unaudited)
For the three and six months ended June 30, 2010 and 2009

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Income
Gains (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(678,383)	$1,935,264	$325,135	$1,396,715
Change in unrealized loss on open positions	(597,614)	(440,966)	(1,508,737)	(240,475)
Dividend Income	908	3,091	1,621	6,526
Interest income	244	188	404	313
Other income	2,000	-	3,000	1,000

Total income (loss)	(1,272,845)	1,497,577	(1,178,577)	1,164,079

Expenses
Professional fees	42,500	25,025	128,700	49,775
General Partner management fees (Note 3)	18,220	10,403	40,535	16,551
Brokerage commission fees	2,666	2,035	6,238	3,770
Other expenses	3,227	563	4,675	908

Total expenses	66,613	38,026	180,148	71,004

Expense waiver (Note 3)	(37,945)	(22,424)	(118,566)	(45,637)

Net expenses	28,668	15,602	61,582	25,367

Net income (loss)	$(1,301,513)	$1,481,975	$(1,240,159)	$1,138,712
Net income (loss) per limited partnership unit	$(2.81)	$4.94	$(2.50)	$3.77
Net income (loss) per weighted average limited partnership unit	$(2.87)	$4.94	$(2.42)	$4.54
Weighted average limited partnership units outstanding	453,846	300,000	512,155	250,829

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP
Condensed Statement of Changes in Partners’ Capital (Unaudited)
For the six months ended June 30, 2010

	General Partner	Limited Partners	Total

Balances, at December 31, 2009	$-	$16,525,095	$16,525,095
Redemption of 300,000 partnership units	-	(7,771,832)	(7,771,832)
Net loss	-	(1,240,159)	(1,240,159)

Balances, at June 30, 2010	$-	$7,513,104	$7,513,104

Net Asset Value Per Unit
At December 31, 2009	$27.54
At June 30, 2010	$25.04

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2010 and 2009

	Six months ended	Six months ended
	June 30, 2010	June 30, 2009
Cash Flows from Operating Activities:
Net income (loss)	$(1,240,159)	$1,138,712
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in commodity futures trading account - cash	(228,522)	(848,045)
Unrealized loss on futures contracts	1,508,737	240,475
Decrease in receivable from General Partner	92,961	42,061
Decrease in dividend receivable	407	107
Increase in other assets	(53,203)	(101)
Decrease in professional fees payable	(97,050)	(51,019)
Increase (decrease) in General Partner management fees payable	(3,285)	2,302
Increase (decrease) in brokerage commission fees payable	(375)	100
Decrease in other liabilities	(144)	(73)
Net cash provided by (used in) operating activities	(20,633)	524,519

Cash Flows from Financing Activities:
Subscription of partnership units	-	2,186,790
Redemption of partnership units	(7,771,832)	-
Net cash provided by (used in) financing activities	(7,771,832)	2,186,790

Net Increase (Decrease) in Cash and Cash Equivalents	(7,792,465)	2,711,309

Cash and Cash Equivalents, beginning of period	13,521,796	2,930,413
Cash and Cash Equivalents, end of period	$5,729,331	$5,641,722

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP
Notes to Condensed Financial Statements
For the period ended June 30, 2010 (Unaudited)

 NOTE 1 - ORGANIZATION AND BUSINESS

The United States Heating Oil Fund, LP (“USHO”) was organized as a limited partnership under the laws of the state of Delaware on April 13, 2007. USHO is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USHO’s units traded on the American Stock Exchange (the “AMEX”). USHO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of March 7, 2008 (the “LP Agreement”). The investment objective of USHO is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the spot price of heating oil (also known as No. 2 fuel oil) for delivery to the New York harbor as measured by the changes in the price of the futures contract for heating oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USHO’s expenses. USHO accomplishes its objective through investments in futures contracts for heating oil, crude oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other heating oil-related investments such as cash-settled options on Futures Contracts, forward contracts for heating oil, cleared swap contracts and over-the-counter transactions that are based on the price of heating oil, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Heating Oil-Related Investments”). As of June 30, 2010, USHO held 89 Futures Contracts for heating oil traded on the NYMEX.

USHO commenced investment operations on April 9, 2008 and has a fiscal year ending on December 31. United States Commodity Funds LLC (the “General Partner”) is responsible for the management of USHO. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. The General Partner is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”) and the United States Gasoline Fund, LP (“UGA”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UGA” on February 26, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s and UGA’s units commenced trading on the NYSE Arca on November 25, 2008.  The General Partner is also the general partner of the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively.  The General Partner has also filed a registration statement to register units of the United States Commodity Index Fund (“USCI”), which was declared effective on July 30, 2010 and commenced trading on the NYSE Arca on August 10, 2010 under the ticker symbol “USCI”.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the condensed financial statements for the interim period.

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

In April 2008, USHO initially registered 10,000,000 units on Form S-1 with the SEC.  On April 9, 2008, USHO listed its units on the AMEX under the ticker symbol “UHN”. On that day, USHO established its initial net asset value by setting the price at $50.00 per unit and issued 200,000 units in exchange for $10,001,000. USHO also commenced investment operations on April 9, 2008, by purchasing Futures Contracts traded on the NYMEX based on heating oil.  As of June 30, 2010, USHO had registered a total of 60,000,000 units.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statement of financial condition and is the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statement of operations. USHO earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the 90-day Treasury bill rate. In addition, USHO earns income on funds held at the custodian at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

USHO is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with GAAP, USHO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position.  USHO files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states.  USHO is not subject to income tax return examinations by major taxing authorities for years before 2007 (year of inception).  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in USHO recording a tax liability that reduces net assets.  However, USHO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.  USHO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of and for the period ended June 30, 2010.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 100,000 units at a price equal to the net asset value of the units calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at June 30, 2010.

Offering Costs

Offering costs incurred in connection with the registration of additional units after the initial registration of units are borne by USHO. These costs include registration fees paid to regulatory agencies and all legal, accounting, printing and other expenses associated with such offerings. These costs are accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted.

Cash Equivalents

Cash equivalents include money market funds and overnight deposits or time deposits with original maturity dates of three months or less.

Reclassification

Certain amounts in the accompanying condensed financial statements were reclassified to conform with the current presentation.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires USHO’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

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

Ongoing Registration Fees and Other Offering Expenses

USHO pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2010 and 2009, USHO incurred $835 and $0, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

USHO is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. These fees and expenses for the calendar year 2010 are estimated to be a total of $1,178,870 for all funds.  Effective as of April 1, 2010, USHO is responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, the General Partner and each of the affiliated funds.  USHO shares all director fees and expenses, including any that may become due pursuant to the deferred compensation agreements, with USOF, USNG, US12OF, UGA, USSO, US12NG and USBO based on the relative assets of each fund, computed on a daily basis.

Licensing Fees

As discussed in Note 4, USHO entered into a licensing agreement with the NYMEX on May 30, 2007. Pursuant to the agreement, USHO and the affiliated funds managed by the General Partner, other than USBO, pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. During the six months ended June 30, 2010 and 2009, USHO incurred $1,589 and $674 respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USHO’s audit expenses and tax accounting and reporting requirements are paid by USHO.  These costs are estimated to be $136,738 for the calendar year 2010.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, USHO pays all brokerage fees and other expenses in connection with the operation of USHO, excluding costs and expenses paid by the General Partner as outlined in Note 4. The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of USHO’s NAV, on an annualized basis, through December 31, 2010, after which date such payments are no longer expected to be necessary.  The General Partner has no obligation to continue such payment into subsequent periods.

NOTE 4 - CONTRACTS AND AGREEMENTS

USHO is party to a marketing agent agreement, dated as of March 10, 2008, as amended from time to time, with the Marketing Agent and the General Partner, whereby the Marketing Agent provides certain marketing services for USHO as outlined in the agreement. The fee of the Marketing Agent, which is borne by the General Partner, is equal to 0.06% on USHO’s assets up to $3 billion; and 0.04% on USHO’s assets in excess of $3 billion.

The above fee does not include the following expenses, which are also borne by the General Partner: the cost of placing advertisements in various periodicals; web construction and development; or the printing and production of various marketing materials.

USHO is also party to a custodian agreement, dated March 13, 2008, as amended from time to time, with Brown Brothers Harriman & Co. (“BBH&Co.”) and the General Partner, whereby BBH&Co. holds investments on behalf of USHO. The General Partner pays the fees of the custodian, which are determined by the parties from time to time. In addition, USHO is party to an administrative agency agreement, dated February 7, 2008, as amended from time to time, with the General Partner and BBH&Co., whereby BBH&Co. acts as the administrative agent, transfer agent and registrar for USHO. The General Partner also pays the fees of BBH&Co. for its services under this agreement and such fees are determined by the parties from time to time.

Currently, the General Partner pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to USHO and each of the affiliated funds managed by the General Partner, as well as a $20,000 annual fee for its transfer agency services. In addition, the General Partner pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of USHO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USSO’s, US12NG’s and USBO’s combined net assets, (b) 0.0465% for USHO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USSO’s, US12NG’s and USBO’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USHO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USSO’s, US12NG’s and USBO’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. The General Partner also pays transaction fees ranging from $7.00 to $15.00 per transaction.

USHO has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”). The agreement requires UBS Securities to provide services to USHO in connection with the purchase and sale of Futures Contracts and Other Heating Oil-Related Investments that may be purchased and sold by or through UBS Securities for USHO’s account. In accordance with the agreement, UBS Securities charges USHO commissions of approximately $7 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts.

On May 30, 2007, USHO and the NYMEX entered into a licensing agreement whereby USHO was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. Under the licensing agreement, USHO and the affiliated funds managed by the General Partner, other than USBO, pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3.

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

USHO’s cash and other property, such as U.S. Treasuries, deposited with a futures commission merchant are considered commingled with all other customer funds, subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a futures commission merchant could result in the complete loss of USHO’s assets posted with that futures commission merchant; however, the vast majority of USHO’s assets are held in U.S. Treasuries, cash and/or cash equivalents with USHO’s custodian and would not be impacted by the insolvency of a futures commission merchant. Also, the failure or insolvency of USHO’s custodian could result in a substantial loss of USHO’s assets.

The General Partner invests a portion of USHO’s cash in money market funds that seek to maintain a stable net asset value. USHO is exposed to any risk of loss associated with an investment in these money market funds. As of June 30, 2010 and December 31, 2009, USHO had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $7,714,580 and $15,278,523, respectively. This amount is subject to loss should these institutions cease operations.

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

The following table summarizes the valuation of USHO’s securities at December 31, 2009 using the fair value hierarchy:

At December 31, 2009	Total	Level I	Level II	Level III
Short-Term Investments	$11,797,709	$11,797,709	$-	$-
Exchange-Traded Futures Contracts
United States Contracts	1,088,212	1,088,212	-	-

During the year ended December 31, 2009, there were no significant transfers between Level I and Level II.

The following table summarizes the valuation of USHO’s securities at June 30, 2010 using the fair value hierarchy:

At June 30, 2010	Total	Level I	Level II	Level III
Short-Term Investments	$5,305,212	$5,305,212	$-	$-
Exchange-Traded Futures Contracts
United States Contracts	(420,525)	(420,525)	-	-

During the six months ended June 30, 2010, there were no significant transfers between Level I and Level II.

Effective January 1, 2009, USOF adopted the provisions of Accounting Standards Codification 815 —Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not
Accounted for as	Statement of Financial	Fair Value	Fair Value
Hedging Instruments	Condition Location	At June 30, 2010	At December 31, 2009

Futures - Commodity Contracts	Assets	$(420,525)	$1,088,212

The Effect of Derivative Instruments on the Statements of Operations

		For the six months ended		For the six months ended
		June 30, 2010		June 30, 2009

	Location of	Realized	Change in	Realized	Change in
Derivatives not	Gain or (Loss)	Gain or (Loss)	Unrealized	Gain or (Loss)	Unrealized
Accounted for as	on Derivatives	on Derivatives	Gain or (Loss)	on Derivatives	Gain or (Loss)
Hedging	Recognized	Recognized	Recognized	Recognized	Recognized
Instruments	in Income	in Income	in Income	in Income	in Income

Futures -	Realized gain (loss) on	$325,135		$1,396,715
Commodity	closed positions
Contracts

	Change in unrealized		$(1,508,737)		$(240,475)
gain (loss) on open
positions

NOTE 7 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the six months ended June 30, 2010 and 2009 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the six months ended	For the six months ended
	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$27.54	$21.94
Total income (loss)	(2.42)	3.87
Net expenses	(0.08)	(0.10)
Net increase (decrease) in net asset value	(2.50)	3.77
Net asset value, end of period	$25.04	$25.71

Total Return	(9.08)%	17.18%

Ratios to Average Net Assets
Total income (loss)	(8.65)%	20.93%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	2.07%	1.97%
Expenses waived*	(1.76)%	(1.65)%
Net expenses excluding management fees*	0.31%	0.32%
Net income (loss)	(9.10)%	20.47%

*Annualized

Total returns are calculated based on the change in value during the period. An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USHO.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06 “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 clarifies existing disclosure and requires additional disclosures regarding fair value measurements. Effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, entities will need to disclose information about purchases, sales, issuances and settlements of Level 3 securities on a gross basis, rather than as a net number as currently required. The implementation of ASU No. 2010-06 will have no impact on USHO’s financial statement disclosures.

NOTE 9 – SUBSEQUENT EVENTS

USHO has performed an evaluation of subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

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

Introduction

USHO, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of USHO is for the changes in percentage terms of its units’ net asset value (“NAV”) to reflect the changes in percentage terms of the spot price of heating oil (also known as No. 2 fuel oil), for delivery to the New York harbor, as measured by the changes in the price of the futures contract for heating oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), less USHO’s expenses.

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

USHO seeks to achieve its investment objective by investing in a combination of Futures Contracts and Other Heating Oil-Related Investments such that changes in its NAV, measured in percentage terms, will closely track the changes in the price of the Benchmark Futures Contract, also measured in percentage terms. USHO’s general partner believes the daily changes in the price of the Benchmark Futures Contract have historically exhibited a close correlation with the daily changes in the spot price of heating oil. It is not the intent of USHO to be operated in a fashion such that the NAV will equal, in dollar terms, the spot price of heating oil or any particular futures contract based on heating oil.  Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Heating Oil-Related Investments.

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

The regulation of commodity interests in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action.  As stated under the heading, “Risk Factors” in Item 1A of this quarterly report on Form 10-Q, regulation of the commodity interests and energy markets is extensive and constantly changing; future regulatory developments in the commodity interests and energy markets are impossible to predict but may significantly and adversely affect USHO.

On July 21, 2010, a broad financial regulatory reform bill, “The Dodd-Frank Wall Street Reform and Consumer Protection Act,” was signed into law that includes provisions altering the regulation of commodity interests.  Provisions in the new law include the requirement that position limits on energy-based commodity futures contracts be established; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for most over-the-counter transactions. Additionally, the new law requires the aggregation, for purposes of position limits, of all positions in energy futures held by a single entity and its affiliates, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter contracts. The U.S. Commodity Futures Trading Commission (the “CFTC”), along with the SEC and other federal regulators, has been tasked with developing the rules and regulations enacting the provisions noted above.  The new law and the rules to be promulgated may negatively impact USHO’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties.  In particular, new position limits imposed on USHO or its counterparties may impact USHO’s ability to invest in a manner that most efficiently meets its investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of USHO’s investments and doing business, which could adversely affect USHO’s investors.

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

Price Movements

Heating oil futures prices were volatile during the six months ended June 30, 2010 and exhibited moderate daily swings along with an uneven upward trend between January and late April and a downward trend from May to late June 2010.  The price of the Benchmark Futures Contract started the period at $2.12. It hit a peak on May 3, 2010 with a price of $2.3451.  The low of the period was on February 5, 2010 when the price dropped to $1.8748. The period ended with the Benchmark Futures Contract at $2.01 per gallon, down approximately -4.79% over the period.  USHO’s NAV began the period at $27.54 per unit and reached its high for the period on May 3, 2010 at $29.65 per unit.  USHO’s NAV reached its low for the period on May 25, 2010 at $23.64 per unit.  USHO’s NAV on June 30, 2010 was $25.04, down approximately 9.08% for the period.  The Benchmark Futures Contract prices listed above began with the February 2010 contract and ended with the August 2010 contract.  The return of approximately -4.79% on the Benchmark Futures Contract listed above is a hypothetical return only and could not be achieved by an investor holding futures contracts.  An investment in heating oil Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result.  Furthermore, the change in the nominal price of the differing heating oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USHO seeks to track, which are more fully described below in the section titled “Tracking USHO’s Benchmark”.

During the six months ended June 30, 2010, the heating oil futures market was in a state of contango, meaning that the price of the near month heating oil futures contract was typically lower than the price of the next month heating oil futures contract, or contracts further away from expiration.  A backwardation market is one in which the price of the near month heating oil futures contract is higher than the price of the next month heating oil futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Heating Oil Futures Prices and the Impact on Total Returns.”

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

Since its initial offering of 10,000,000 units, USHO registered an additional 50,000,000 units with the SEC on April 30, 2010. As of June 30, 2010, USHO had issued 800,000 units, 300,000 of which were outstanding. As of June 30, 2010, there were 59,200,000 units registered but not yet issued.

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

For the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

As of June 30, 2010, the total unrealized loss on heating oil Futures Contracts owned or held on that day was $420,525 and USHO established cash deposits, including cash investments in money market funds, that were equal to $7,714,580. USHO held 74.27% of its cash assets in overnight deposits and money market funds at its custodian bank, while 25.73% of the cash balance was held as margin deposits for the Futures Contracts purchased.  The ending per unit NAV on June 30, 2010 was $25.04.

By comparison, as of June 30, 2009, the total unrealized gain on heating oil Futures Contracts owned or held on that day was $309,725 and USHO established cash deposits, including cash investments in money market funds, that were equal to $8,030,859. USHO held 70.25% of its cash assets in overnight deposits and money market funds at its custodian bank, while 29.75% of the cash balance was held as margin deposits for the Futures Contracts purchased. The ending per unit NAV on June 30, 2009 was $25.71. The decrease in the per unit NAV from June 30, 2009 compared to June 30, 2010 was primarily a result of a decline in the value of the futures contract that USHO had invested in between the period ended June 30, 2009 and the period ended June 30, 2010.

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

During the six months ended June 30, 2010, the daily average total net assets of USHO were $13,623,702. The management fee paid by USHO during the period amounted to $40,535. By comparison, during the six months ended June 30, 2009, the daily average total net assets of USHO were $5,562,576. The management fee paid by USHO during the period amounted to $16,551.

In addition to the management fee, USHO pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the six months ended June 30, 2010 was $139,613, as compared to $54,453 for the six months ended June 30, 2009. The increase in expenses from the six months ended June 30, 2009 as compared to the six months ended June 30, 2010 was primarily due to the relative size of USHO and activity that resulted from its increased size, including increased licensing fees. USHO incurred $835 and $0 in fees and other expenses relating to the registration and offering of additional units during the six months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2010, an expense waiver was in effect which offset certain of the expenses incurred by USHO.  The total amount of the expense waiver totaled $118,566.  For the six months ended June 30, 2010, the expenses of USHO, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $180,148, and after allowance for the expense waiver, totaled $61,582.

USHO is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members.  USHO shares these fees and expenses with the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”), the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), based on the relative assets of each fund computed on a daily basis.  These fees and expenses for the calendar year 2010 are estimated to be a total of $1,178,870 for all funds. By comparison, for the year ended December 31, 2009, these fees and expenses amounted to a total of $433,046 for all funds, and USHO’s portion of such fees was $644.80. Directors’ expenses are expected to increase in 2010 due to an increase in the amount of directors’ and officers’ liability insurance coverage and the incurrence of the independent directors’ deferred compensation expense.  Effective as of March 3, 2009, the General Partner obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage. Effective as of April 1, 2010, USHO is also responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, the General Partner and each of the funds.

USHO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Heating Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the six months ended June 30, 2010, total commissions paid to brokers amounted to $6,238. By comparison, during the six months ended June 30, 2009, total commissions paid to brokers amounted to $3,770. The increase in the total commissions paid to brokers from the six months ended June 30, 2009 compared to the six months ended June 30, 2010 was primarily a function of the increase in USHO’s average total net assets during the six months ended June 30, 2010. The increase in assets required USHO to purchase a greater number of Futures Contracts and incur a larger amount of commissions.  As an annualized percentage of total net assets, the figure for the six months ended June 30, 2010 represents approximately 0.09% of total net assets. By comparison, the figure for the six months ended June 30, 2009 represented approximately 0.14% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USHO’s audit expenses and tax accounting and reporting requirements are paid by USHO.  These costs are estimated to be $136,738 for the calendar year 2010. The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of USHO’s NAV, on an annualized basis, through December 31, 2010, after which date such payments are no longer expected to be necessary.  The General Partner has no obligation to continue such payment into subsequent periods.

Dividend and Interest Income. USHO seeks to invest its assets such that it holds Futures Contracts and Other Heating Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USHO to pay the full amount of the contract value at the time of purchase, but rather require USHO to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USHO retains an amount that is approximately equal to its total net assets, which USHO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USHO’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the six months ended June 30, 2010, USHO earned $2,025 in dividend and interest income on such cash and/or cash equivalents. Based on USHO’s average daily total net assets, this was equivalent to an annualized yield of 0.03%. USHO did not purchase Treasuries during the six months ended June 30, 2010 and held only cash and/or cash equivalents during this time period. By comparison, for the six months ended June 30, 2009, USHO earned $6,839 in dividend and interest income on such cash and/or cash equivalents. Based on USHO’s average daily total net assets, this was equivalent to an annualized yield of 0.25%. USHO did not purchase Treasuries during the six months ended June 30, 2009 and held only cash and/or cash equivalents during this time period.  Interest rates on short-term investments, including cash, cash equivalents, and Treasuries, were sharply lower during the six months ended June 30, 2010 compared to the six months ended June 30, 2009. As a result, the amount of income earned by USHO as a percentage of total net assets was lower during the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

For the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Portfolio Expenses. During the three months ended June 30, 2010, the daily average total net assets of USHO were $12,180,082. The management fee paid by USHO during the period amounted to $18,220. By comparison, during the three months ended June 30, 2009, the daily average total net assets of USHO were $6,953,804. The management fee paid by USHO during the period amounted to $10,403.

In addition to the management fee, USHO pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended June 30, 2010 was $48,393, as compared to $27,623 for the three months ended June 30, 2009. The increase in expenses from the three months ended June 30, 2009 as compared to the three months ended June 30, 2010 was primarily due to the relative size of USHO and activity that resulted from its increased size, including increased licensing fees and increased tax reporting costs during the period. USHO incurred $475 and $0 in fees and other expenses relating to the registration and offering of additional units during the three months ended June 30, 2010 and 2009, respectively. During the three months ended June 30, 2010, an expense waiver was in effect which offset certain of the expenses incurred by USHO.  The total amount of the expense waiver totaled $37,945.  For the three months ended June 30, 2010, the expenses of USHO, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $66,613, and after allowance for the expense waiver, totaled $28,688.

USHO is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members.  USHO shares these fees and expenses with USOF, USNG, US12OF, UGA, USSO, US12NG and USBO based on the relative assets of each fund computed on a daily basis. These fees and expenses for the calendar year 2010 are estimated to be a total of $1,178,870 for all funds. By comparison, for the year ended December 31, 2009, these fees and expenses amounted to a total of $433,046 for all funds, and USHO’s portion of such fees was $644.80. Directors’ expenses are expected to increase in 2010 due to an increase in the amount of directors’ and officers’ liability insurance coverage and the incurrence of the independent directors’ deferred compensation expense.  Effective as of March 3, 2009, the General Partner obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage. Effective as of April 1, 2010, USHO is also responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, the General Partner and each of the funds.

USHO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Heating Oil-Related Investments or Treasuries. During the three months ended June 30, 2010, total commissions paid to brokers amounted to $2,666. By comparison, during the three months ended June 30, 2009, total commissions paid to brokers amounted to $2,035. The increase in the total commissions paid to brokers from the three months ended June 30, 2009 to the three months ended June 30, 2010 was primarily a function of the increase in USHO’s average total net assets during the three months ended June 30, 2010. The increase in assets required USHO to purchase a greater number of Futures Contracts and incur a larger amount of commissions.  As an annualized percentage of total net assets, the figure for the three months ended June 30, 2010 represents approximately 0.09% of total net assets. By comparison, the figure for the three months ended June 30, 2009 represented approximately 0.12% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USHO’s audit expenses and tax accounting and reporting requirements are paid by USHO.  These costs are estimated to be $136,738 for the calendar year 2010. The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of USHO’s NAV, on an annualized basis, through December 31, 2010, after which date such payments are no longer expected to be necessary.  The General Partner has no obligation to continue such payment into subsequent periods.

Dividend and Interest Income. USHO seeks to invest its assets such that it holds Futures Contracts and Other Heating Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USHO to pay the full amount of the contract value at the time of purchase, but rather require USHO to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USHO retains an amount that is approximately equal to its total net assets, which USHO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USHO’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended June 30, 2010, USHO earned $1,152 in dividend and interest income on such cash and/or cash equivalents. Based on USHO’s average daily total net assets, this was equivalent to an annualized yield of 0.04%. USHO did not purchase Treasuries during the three months ended June 30, 2010 and held only cash and/or cash equivalents during this time period. By comparison, for the three months ended June 30, 2009, USHO earned $3,279 in dividend and interest income on such cash and/or cash equivalents. Based on USHO’s average daily total net assets, this was equivalent to an annualized yield of 0.19%. USHO did not purchase Treasuries during the three months ended June 30, 2009 and held only cash and/or cash equivalents during this time period.  Interest rates on short-term investments, including cash, cash equivalents, and Treasuries, were sharply lower during the three months ended June 30, 2010 compared to the three months ended June 30, 2009. As a result, the amount of income earned by USHO as a percentage of total net assets was lower during the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Tracking USHO’s Benchmark

USHO’s management seeks to manage USHO’s portfolio such that changes in its average daily NAV, on a percentage basis, closely track the changes in the average daily price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USHO’s management seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in USHO’s NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-day time period was 0.5% per day, USHO’s management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). USHO’s portfolio management goals do not include trying to make the nominal price of USHO’s NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for heating oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed heating oil Futures Contracts.

For the 30 valuation days ended June 30, 2010, the simple average daily change in the Benchmark Futures Contract was 0.051%, while the simple average daily change in the NAV of USHO over the same time period was 0.047%. The average daily difference was -0.004% (or -0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -1.083%, meaning that over this time period USHO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USHO’s NAV versus the daily movement of the Benchmark Futures Contract for the 30-day valuation period ended June 30, 2010.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Since the offering of USHO’s units to the public on April 9, 2008 to June 30, 2010, the simple average daily change in the Benchmark Futures Contract was -0.085%, while the simple average daily change in the NAV of USHO over the same time period was -0.086%. The average daily difference was -0.0001% (or -0.01 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -0.605%, meaning that over this time period USHO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of USHO versus the return of its Benchmark Futures Contract can be calculated by comparing the actual return of USHO, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that USHO’s returns had been exactly the same as the daily changes in its Benchmark Futures Contract.

For the six months ended June 30, 2010, the actual total return of USHO as measured by changes in its NAV was -9.08%. This is based on an initial NAV of $27.54 on December 31, 2009 and an ending NAV as of June 30, 2010 of $25.04. During this time period, USHO made no distributions to its unitholders. However, if USHO’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, USHO would have had an estimated NAV of $25.16 as of June 30, 2010, for a total return over the relevant time period of -8.64%. The difference between the actual NAV total return of USHO of -9.08% and the expected total return based on the Benchmark Futures Contract of -8.64% was an error over the time period of -0.44%, which is to say that USHO’s actual total return underperformed the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses and the income that USHO collects on its cash and cash equivalent holdings. During the six months ended June 30, 2010, USHO received dividend and interest income of $2,025, which is equivalent to a weighted average income rate of 0.03% for such period.  In addition, during the six months ended June 30, 2010, USHO also collected $3,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USHO’s actual return. However, if the total assets of USHO continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return. During the six months ended June 30, 2010, USHO incurred net expenses of $61,582. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(56,557) which is equivalent to an annualized weighted average net income rate of -0.84% for the six months ended June 30, 2010.

By comparison, for the six months ended June 30, 2009, the actual total return of USHO as measured by changes in its NAV was 17.18%.  This was based on an initial NAV of $21.94 on December 31, 2008 and an ending NAV as of June 30, 2009 of $25.71. During this time period, USHO made no distributions to its unitholders. However, if USHO’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, USHO would have had an estimated NAV of $25.72 as of June 30, 2009, for a total return over the relevant time period of 17.25%. The difference between the actual NAV total return of USHO of 17.18% and the expected total return based on the Benchmark Futures Contract of 17.25% was an error over the time period of 0.07%, which is to say that USHO’s actual total return underperformed the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses and the income that USHO collected on its cash and cash equivalent holdings. During the six months ended June 30, 2009, USHO received dividend and interest income of $6,839, which is equivalent to a weighted average income rate of 0.25% for such period. In addition, during the six months ended June 30, 2009, USHO also collected $1,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income contributed to USHO’s actual return. During the six months ended June 30, 2009, USHO incurred net expenses of $25,367. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(17,528), which is equivalent to an annualized weighted average net income rate of -0.64% for the six months ended June 30, 2009.

There are currently three factors that have impacted or are most likely to impact USHO’s ability to accurately track its Benchmark Futures Contract.

First, USHO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which USHO executes the trade. In that case, USHO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily NAV of USHO to either be too high or too low relative to the changes in the Benchmark Futures Contract.  During the six months ended June 30, 2010, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USHO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USHO’s attempt to track the Benchmark Futures Contract over time.

Second, USHO earns dividend and interest income on its cash and cash equivalents. USHO is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the six months ended June 30, 2010. Interest payments, and any other income, were retained within the portfolio and added to USHO’s NAV. When this income exceeds the level of USHO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), USHO will realize a net yield that will tend to cause daily changes in the NAV of USHO to track slightly higher than daily changes in the Benchmark Futures Contract.  During the six months ended June 30, 2010, USHO earned, on an annualized basis, approximately 0.03% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees and approximately 0.09% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.22% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately -0.88% and affected USHO’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, USHO may hold Other Heating Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the NAV of USHO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2010, USHO did not hold any Other Heating Oil-Related Investments. If USHO increases in size, and due to its obligations to comply with regulatory limits, USHO may invest in Other Heating Oil-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

If the futures market is in backwardation, e.g., when the expected price of heating oil in the future would be less, the investor would be buying a next month contract for a lower price than the current near month contract. Hypothetically, and assuming no other changes to either prevailing heating oil prices or the price relationship between the spot price, the near month contract and the next month contract (and ignoring the impact of commission costs and the income earned on cash and/or cash equivalents), the value of the next month contract would rise as it approaches expiration and becomes the new near month contract. In this example, the value of the $2.00 investment would tend to rise faster than the spot price of heating oil, or fall slower. As a result, it would be possible in this hypothetical example for the spot price of heating oil to have risen to $2.50 after some period of time, while the value of the investment in the futures contract would have risen to $2.60, assuming backwardation is large enough or enough time has elapsed. Similarly, the spot price of heating oil could have fallen to $1.50 while the value of an investment in the futures contract could have fallen to only $1.60. Over time, if backwardation remained constant, the difference would continue to increase.

If the futures market is in contango, the investor would be buying a next month contract for a higher price than the current near month contract. Hypothetically, and assuming no other changes to either prevailing heating oil prices or the price relationship between the spot price, the near month contract and the next month contract (and ignoring the impact of commission costs and the income earned on cash and/or cash equivalents), the value of the next month contract would fall as it approaches expiration and becomes the new near month contract. In this example, it would mean that the value of the $2.00 investment would tend to rise slower than the spot price of heating oil, or fall faster. As a result, it would be possible in this hypothetical example for the spot price of heating oil to have risen to $2.50 after some period of time, while the value of the investment in the futures contract will have risen to only $2.40, assuming contango is large enough or enough time has elapsed. Similarly, the spot price of heating oil could have fallen to $1.50 while the value of an investment in the futures contract could have fallen to $1.40. Over time, if contango remained constant, the difference would continue to increase.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of USHO is not to have the market price of its units match, dollar for dollar, changes in the spot price of heating oil, contango and backwardation have impacted the total return on an investment in USHO units during the past year relative to a hypothetical direct investment in heating oil. For example, an investment in USHO units made on December 31, 2009 and held to June 30, 2010 decreased, based upon the changes in the NAV for USHO units on those days, by -9.08%, while the spot price of heating oil for immediate delivery during the same period decreased by -4.79% (note: this comparison ignores the potential costs associated with physically owning and storing heating oil, which could be substantial). By comparison, an investment in USHO units made on December 31, 2008 and held to June 30, 2009 increased, based upon the changes in the NAV for USHO units on those days, by 17.88%, while the spot price of heating oil for immediate delivery during the same period increased by 22.22% (note: this comparison ignores the potential costs associated with physically owning and storing heating oil, which could be substantial).

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

Heating Oil Market.  During the six months ended June 30, 2010, the price of heating oil in the United States, as measured by changes in the price of the futures contract traded on the NYMEX that was closest to expiration, fell by approximately -4.79% from $2.12 per gallon to $2.01 per gallon. (Investors are cautioned that these represent prices for heating oil on a wholesale basis and should not be directly compared to retail prices.)

During the six months ended June 30, 2010, the price of crude oil, the raw material from which heating oil is refined, was impacted by several factors. On the consumption side, demand increased inside and outside the United States as global economic growth, including emerging economies such as China and India, improved for the second quarter of the year. On the supply side, efforts to reduce production by the Organization of the Petroleum Exporting Countries to more closely match global consumption were partially successful. Crude oil prices did finish the second quarter of 2010 approximately 4.7% lower than at the beginning of the year, though investors looked forward to continued improvements in the global economy. Management believes, however, that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels.

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

10 Year Correlation Matrix 2000-2009	Large Cap U.S. Equities (S&P 500)	U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Natural Gas	Heating Oil
Large Cap U.S. Equities (S&P 500)	1.000	-0.259	0.966	0.152	0.135	0.023	0.087
U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.237	-0.127	-0.214	0.128	-0.078
Global Equities (FTSE World Index)			1.000	0.246	0.196	0.084	0.165
Crude Oil				1.000	0.724	0.334	0.783
Unleaded Gasoline					1.000	0.257	0.613
Natural Gas						1.000	0.466
Heating Oil							1.000
Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one year period ended June 30, 2010, heating oil continued to have a strong positive correlation with crude oil and unleaded gasoline. During this period, it also had a negative, but weak correlation with the movements of natural gas versus the positive correlation it had displayed over the ten year period ended December 31, 2009. Notably, the correlation between heating oil and both global equities and large-cap U.S. equities, which had been essentially non-correlated over the ten year period ended December 31, 2009, displayed results that indicated that they had a mildly positive correlation over this shorter time period. Finally, the results showed that heating oil and U.S. government bonds, which had essentially been non-correlated for the ten year period ended December 31, 2009, were negatively correlated over this more recent time period.

Correlation Matrix 12 months ended June 30, 2010	Large Cap U.S. Equities (S&P 500)	U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Natural Gas	Heating Oil
Large Cap U.S. Equities (S&P 500)	1.000	-0.400	0.968	0.495	0.460	-0.125	0.613
U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.411	-0.486	-0.445	-0.015	-0.574
Global Equities (FTSE World Index)			1.000	0.523	0.471	-0.079	0.635
Crude Oil				1.000	0.801	-0.089	0.941
Unleaded Gasoline					1.000	-0.524	0.846
Natural Gas						1.000	-0.075
Heating Oil							1.000
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

The correlations between heating oil, crude oil, natural gas and gasoline are relevant because the General Partner endeavors to invest USHO’s assets in Futures Contracts and Other Heating Oil-Related Investments so that daily changes in percentage terms in USHO’s NAV correlate as closely as possible with daily changes in percentage terms in the price of the Benchmark Futures Contract. If certain other fuel-based commodity Futures Contracts do not closely correlate with the Benchmark Futures Contract, then their use could lead to greater tracking error. As noted above, the General Partner also believes that the changes in percentage terms in the price of the Benchmark Futures Contract will closely correlate with changes in percentage terms in the spot price of heating oil.

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

The General Partner has evaluated the nature and types of estimates that it makes in preparing USHO’s condensed financial statements and related disclosures and has determined that the valuation of its investments which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy. The values which are used by USHO for its futures contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, USHO estimates income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

Liquidity and Capital Resources

USHO has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. USHO has met, and it is anticipated that USHO will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. USHO’s liquidity needs include: redeeming units, providing margin deposits for its existing Futures Contracts or the purchase of additional Futures Contracts and posting collateral for its over-the-counter contracts, if applicable, and, except as noted below, payment of its expenses, summarized below under “Contractual Obligations.”

USHO currently generates cash primarily from (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) income earned on cash and/or cash equivalents. USHO has allocated substantially all of its net assets to trading in Heating Oil Interests. USHO invests in Heating Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Heating Oil-Related Investments. A significant portion of USHO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Heating Oil Interests. The balance of the net assets is held in USHO’s account at its custodian bank. Income received from USHO’s money market funds is paid to USHO. During the six months ended June 30, 2010, USHO’s expenses exceeded the income USHO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. To the extent expenses exceed income, USHO’s NAV will be negatively impacted.

USHO’s investments in Heating Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USHO from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2010, USHO was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USHO cannot predict whether such an event may occur in the future.

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

The General Partner attempts to manage the credit risk of USHO by following various trading limitations and policies. In particular, USHO generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Heating Oil-Related Investments it holds. The General Partner has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USHO to limit its credit exposure. UBS Securities LLC, USHO’s commodity broker, or any other broker that may be retained by USHO in the future, when acting as USHO’s futures commission merchant in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USHO, all assets of USHO relating to domestic Futures Contracts trading. These futures commission merchants are not allowed to commingle USHO’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account USHO’s assets related to foreign Futures Contracts trading.

If, in the future, USHO purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of June 30, 2010, USHO had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $7,714,580. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of June 30, 2010, USHO has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USHO. While USHO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USHO’s financial position.

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

The General Partner pays the fees of USHO’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of USHO’s condensed financial statements and its SEC and CFTC reports. The General Partner and USHO have also entered into a licensing agreement with the NYMEX pursuant to which USHO and the affiliated funds managed by the General Partner, other than USBO, pay a licensing fee to the NYMEX. USHO also pays the fees and expenses associated with its tax accounting and reporting requirements with the exception of certain initial implementation service fees and base service fees which are paid by the General Partner. The General Partner, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by USHO to the extent that such expenses exceed 0.15% (15 basis points) of USHO’s NAV, on an annualized basis, through at least December 31, 2010. The General Partner has no obligation to continue such payment into subsequent periods.

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

As of June 30, 2010, USHO’s portfolio consisted of 89 Heating Oil Futures HO Contracts traded on the NYMEX.  For a list of USHO’s current holdings, please see USHO’s website at www.unitedstatesheatingoilfund.com.

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

To protect itself from the credit risk that arises in connection with such contracts, USHO may enter into agreements with each counterparty that provide for the netting of its overall exposure to such counterparty, such as the agreements published by the International Swaps and Derivatives Association, Inc. USHO also may require that the counterparty be highly rated and/or provide collateral or other credit support to address USHO’s exposure to the counterparty. In addition, it is also possible for USHO and its counterparty to agree to clear their transactions under the agreement through an established futures clearinghouse such as those connected to the NYMEX or the ICE Futures. In that event, USHO would no longer bear the credit risk of its original counterparty, as the clearinghouse would now be USHO’s counterparty. USHO would still retain any price risk associated with its transaction.

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

During the six months ended June 30, 2010, USHO did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during the six months ended June 30, 2010, USHO was not exposed to counterparty risk.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

There has not been a material change from the risk factors previously disclosed in USHO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 30, 2010, except for the update to the risk factor set forth below to reflect the passage of The Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

On July 21, 2010, a broad financial regulatory reform bill, “The Dodd-Frank Wall Street Reform and Consumer Protection Act,” was signed into law that includes provisions altering the regulation of commodity interests. Provisions in the new law include the requirement that position limits on energy-based commodity futures contracts be established; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for most over-the-counter transactions. Additionally, the new law requires the aggregation, for purposes of position limits, of all positions in energy futures held by a single entity and its affiliates, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter contracts. The CFTC, along with the SEC and other federal regulators, has been tasked with developing the rules and regulations enacting the provisions noted above. The new law and the rules to be promulgated may negatively impact USHO’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties. In particular, new position limits imposed on USHO or its counterparties may impact USHO’s ability to invest in a manner that most efficiently meets its investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of USHO’s investments and doing business, which could adversely affect USHO’s investors.

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

Item 6. Exhibits.

Listed below are the exhibits which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document
10.8**	Form of United States Commodity Funds LLC Director Deferred Compensation Agreement.
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on April 1, 2010.

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

Date: August 16, 2010

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 16, 2010