Form 10-Q
period 2010-09-30
United States Heating Oil Fund, LP
filed 2010-11-15
CIK 1396877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34016
 United States Heating Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-8837345
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☐ Yes    ☒ No

UNITED STATES HEATING OIL FUND, LP
Table of Contents

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Index to Condensed Financial Statements

United States Heating Oil Fund, LP
Condensed Statements of Financial Condition
At September 30, 2010 (Unaudited) and December 31, 2009

	September 30, 2010	December 31, 2009
Assets
Cash and cash equivalents (Note 5)	$6,437,368	$13,521,796
Equity in UBS Securities LLC trading accounts:
Cash	971,557	1,756,727
Unrealized gain on open commodity futures contracts	538,910	1,088,212
Receivable from General Partner (Note 3)	145,980	211,527
Dividend receivable	258	658
Other assets	239,218	181,699

Total assets	$8,333,291	$16,760,619

Liabilities and Partners' Capital
Professional fees payable	$158,970	$225,750
General Partner management fees payable (Note 3)	3,762	8,010
Brokerage commission fees payable	300	675
Other liabilities	617	1,089

Total liabilities	163,649	235,524

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	8,169,642	16,525,095
Total Partners’ Capital	8,169,642	16,525,095

Total liabilities and partners’ capital	$8,333,291	$16,760,619

Limited Partners’ units outstanding	300,000	600,000
Net asset value per unit	$27.23	$27.54
Market value per unit	$27.22	$27.61

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At September 30, 2010

		Gain on
		Open	% of
	Number of	Commodity	Partners’
	Contracts	Contracts	Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Heating Oil Futures HO contracts, expire November 2010	86	$538,910	6.60

	Principal Amount	Market Value
Cash Equivalents
United States - Money Market Fund
Fidelity Institutional Government Portfolio - Class I	$5,306,148	$5,306,148	64.95
Total Cash Equivalents		$5,306,148	64.95

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP
Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2010 and 2009

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(287,007)	$(812,470)	$38,128	$584,245
Change in unrealized gain (loss) on open positions	959,435	102,371	(549,302)	(138,104)
Dividend Income	942	3,034	2,563	9,559
Interest income	87	154	491	468
Other income	-	2,000	3,000	3,000

Total income (loss)	673,457	(704,911)	(505,120)	459,168

Expenses
Professional fees	30,270	25,300	158,970	75,075
General Partner management fees (Note 3)	11,423	16,247	51,958	32,798
Brokerage commission fees	1,685	3,285	7,923	7,055
Other expenses	955	807	5,630	1,715

Total expenses	44,333	45,639	224,481	116,643

Expense waiver (Note 3)	(27,414)	(21,238)	(145,980)	(66,875)

Net expenses	16,919	24,401	78,501	49,768

Net income (loss)	$656,538	$(729,312)	$(583,621)	$409,400
Net income (loss) per limited partnership unit	$2.19	$4.22	$(0.31)	$3.05
Net income (loss) per weighted average limited partnership unit	$2.19	$(1.69)	$(1.32)	$1.31
Weighted average limited partnership units outstanding	300,000	431,522	440,659	311,722

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP
Condensed Statement of Changes in Partners’ Capital (Unaudited)
For the nine months ended September 30, 2010

	General Partner	Limited Partners	Total

Balances, at December 31, 2009	$-	$16,525,095	$16,525,095
Redemption of 300,000 partnership units	-	(7,771,832)	(7,771,832)
Net loss	-	(583,621)	(583,621)

Balances, at September 30, 2010	$-	$8,169,642	$8,169,642

Net Asset Value Per Unit:
At December 31, 2009	$27.54
At September 30, 2010	$27.23

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2010 and 2009

	Nine months ended	Nine months ended
	September 30, 2010	September 30, 2009
Cash Flows from Operating Activities:

Net income (loss)	$(583,621)	$409,400
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash	785,170	(948,120)
Unrealized loss on futures contracts	549,302	138,104
Decrease in receivable from General Partner	65,547	20,823
(Increase) decrease in dividend receivable	400	(196)
Increase in other assets	(57,519)	(66)
Increase (decrease) in professional fees payable	(66,780)	75,075
Increase (decrease) in General Partner management fees payable	(4,248)	5,621
Increase (decrease) in brokerage commission fees payable	(375)	430
Decrease in other liabilities	(472)	(100,625)
Net cash provided by (used in) operating activities	687,404	(399,554)

Cash Flows from Financing Activities:
Addition of partnership units	-	10,194,128
Redemption of partnership units	(7,771,832)	-
Net cash provided by (used in) financing activities	(7,771,832)	10,194,128

Net Increase (Decrease) in Cash and Cash Equivalents	(7,084,428)	9,794,574

Cash and Cash Equivalents, beginning of period	13,521,796	2,930,413
Cash and Cash Equivalents, end of period	$6,437,368	$12,724,987

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP
Notes to Condensed Financial Statements
For the period ended September 30, 2010 (Unaudited)

 NOTE 1 - ORGANIZATION AND BUSINESS

The United States Heating Oil Fund, LP (“USHO”) was organized as a limited partnership under the laws of the state of Delaware on April 13, 2007. USHO is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USHO’s units traded on the American Stock Exchange (the “AMEX”). USHO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of March 7, 2008 (the “LP Agreement”). The investment objective of USHO is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the spot price of heating oil (also known as No. 2 fuel oil) for delivery to the New York harbor as measured by the changes in the price of the futures contract for heating oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USHO’s expenses. USHO accomplishes its objective through investments in futures contracts for heating oil, crude oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other heating oil-related investments such as cash-settled options on Futures Contracts, forward contracts for heating oil, cleared swap contracts and over-the-counter transactions that are based on the price of heating oil, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Heating Oil-Related Investments”). As of September 30, 2010, USHO held 86 Futures Contracts for heating oil traded on the NYMEX.

USHO commenced investment operations on April 9, 2008 and has a fiscal year ending on December 31. United States Commodity Funds LLC (the “General Partner”) is responsible for the management of USHO. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. The General Partner is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”) and the United States Gasoline Fund, LP (“UGA”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UGA” on February 26, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s and UGA’s units commenced trading on the NYSE Arca on November 25, 2008.  The General Partner is also the general partner of the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively.  The General Partner is also the sponsor of the United States Commodity Index Fund (“USCI”) which listed its units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010.

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

In April 2008, USHO initially registered 10,000,000 units on Form S-1 with the SEC.  On April 9, 2008, USHO listed its units on the AMEX under the ticker symbol “UHN”. On that day, USHO established its initial net asset value by setting the price at $50.00 per unit and issued 200,000 units in exchange for $10,001,000. USHO also commenced investment operations on April 9, 2008, by purchasing Futures Contracts traded on the NYMEX based on heating oil.  As of September 30, 2010, USHO had registered a total of 60,000,000 units.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statement of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statement of operations. USHO earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the 90-day Treasury bill rate. In addition, USHO earns income on funds held at the custodian at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

USHO is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with GAAP, USHO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position.  USHO files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states.  USHO is not subject to income tax return examinations by major taxing authorities for years before 2007 (year of inception).  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in USHO recording a tax liability that reduces net assets.  However, USHO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.  USHO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of and for the period ended September 30, 2010.

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at September 30, 2010.

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

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires USHO’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

NOTE 3 - FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

General Partner Management Fee

Under the LP Agreement, the General Partner is responsible for investing the assets of USHO in accordance with the objectives and policies of USHO. In addition, the General Partner has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to USHO. For these services, USHO is contractually obligated to pay the General Partner a fee, which is paid monthly, equal to 0.60% per annum of average daily net assets.

Ongoing Registration Fees and Other Offering Expenses

USHO pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2010 and 2009, USHO incurred $1,203 and $0, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

USHO is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. These fees and expenses for the calendar year 2010 are estimated to be a total of $1,178,870 for all funds.  Effective as of April 1, 2010, USHO is responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, the General Partner and each of the affiliated funds.  USHO shares all director fees and expenses, including any that may become due pursuant to the deferred compensation agreements, with USOF, USNG, US12OF, UGA, USSO, US12NG and USBO, based on the relative assets of each fund, computed on a daily basis.

Licensing Fees

As discussed in Note 4 below, USHO entered into a licensing agreement with the NYMEX on May 30, 2007. Pursuant to the agreement, USHO and the affiliated funds managed by the General Partner, other than USBO and USCI, pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. During the nine months ended September 30, 2010 and 2009, USHO incurred $2,049 and $1,304 respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USHO’s audit expenses and tax accounting and reporting requirements are paid by USHO.  These costs are estimated to be $150,000 for the calendar year 2010.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, USHO pays all brokerage fees and other expenses in connection with the operation of USHO, excluding costs and expenses paid by the General Partner as outlined in Note 4 below. The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of USHO’s NAV, on an annualized basis, through at least December 31, 2010.  The General Partner has no obligation to continue such payments into subsequent periods.

NOTE 4 - CONTRACTS AND AGREEMENTS

USHO is party to a marketing agent agreement, dated as of March 10, 2008, as amended from time to time, with the Marketing Agent and the General Partner, whereby the Marketing Agent provides certain marketing services for USHO as outlined in the agreement. The fee of the Marketing Agent, which is borne by the General Partner, is equal to 0.06% on USHO’s assets up to $3 billion and 0.04% on USHO’s assets in excess of $3 billion.

The above fee does not include the following expenses, which are also borne by the General Partner: the cost of placing advertisements in various periodicals; web construction and development; or the printing and production of various marketing materials.

USHO is also party to a custodian agreement, dated March 13, 2008, as amended from time to time, with Brown Brothers Harriman & Co. (“BBH&Co.”) and the General Partner, whereby BBH&Co. holds investments on behalf of USHO. The General Partner pays the fees of the custodian, which are determined by the parties from time to time. In addition, USHO is party to an administrative agency agreement, dated February 7, 2008, as amended from time to time, with the General Partner and BBH&Co., whereby BBH&Co. acts as the administrative agent, transfer agent and registrar for USHO. The General Partner also pays the fees of BBH&Co. for its services under such agreement and such fees are determined by the parties from time to time.

Currently, the General Partner pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to USHO and each of the affiliated funds managed by the General Partner, as well as a $20,000 annual fee for its transfer agency services. In addition, the General Partner pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of USHO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USSO’s, US12NG’s, USBO’s and USCI’s combined net assets, (b) 0.0465% for USHO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USSO’s, US12NG’s, USBO’s and USCI’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USHO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USSO’s, US12NG’s, USBO’s and USCI’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. The General Partner also pays transaction fees ranging from $7.00 to $15.00 per transaction.

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

On May 30, 2007, USHO and the NYMEX entered into a licensing agreement whereby USHO was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. Under the licensing agreement, USHO and the affiliated funds managed by the General Partner, other than USBO and USCI, pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3.

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

Through September 30, 2010, all of the futures contracts held by USHO were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USHO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USHO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USHO bears the risk of financial failure by the clearing broker.

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

The General Partner invests a portion of USHO’s cash in money market funds that seek to maintain a stable net asset value. USHO is exposed to any risk of loss associated with an investment in these money market funds. As of September 30, 2010 and December 31, 2009, USHO had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $7,408,925 and $15,278,523, respectively. This amount is subject to loss should these institutions cease operations.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, USHO is exposed to market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short. As both a buyer and a seller of options, USHO pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.

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

In some instances, the inputs used to measure fair value might fall within different levels of the fair value hierarchy.  The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest input level that is significant to the fair value measurement in its entirety.

The following table summarizes the valuation of USHO’s securities at December 31, 2009 using the fair value hierarchy:

At December 31, 2009	Total	Level I	Level II	Level III
Short-Term Investments	$11,797,709	$11,797,709	$-	$-
Exchange-Traded Futures Contracts
United States Contracts	1,088,212	1,088,212	-	-

During the year ended December 31, 2009, there were no significant transfers between Level I and Level II.

The following table summarizes the valuation of USHO’s securities at September 30, 2010 using the fair value hierarchy:

At September 30, 2010	Total	Level I	Level II	Level III
Short-Term Investments	$5,306,148	$5,306,148	$-	$-
Exchange-Traded Futures Contracts
United States Contracts	538,910	538,910	-	-

During the nine months ended September 30, 2010, there were no significant transfers between Level I and Level II.

Effective January 1, 2009, USHO adopted the provisions of Accounting Standards Codification 815 —Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not
Accounted for as	Statement of Financial	Fair Value	Fair Value
Hedging Instruments	Condition Location	At September 30, 2010	At December 31, 2009

Futures -
Commodity Contracts	Assets	$538,910	$1,088,212

The Effect of Derivative Instruments on the Statements of Operations

		For the nine months ended		For the nine months ended
		September 30, 2010		September 30, 2009
	Location of	Realized	Change in	Realized	Change in
Derivatives not	Gain or (Loss)	Gain or (Loss)	Unrealized	Gain or (Loss)	Unrealized
Accounted for as	on Derivatives	on Derivatives	Gain or (Loss)	on Derivatives	Gain or (Loss)
Hedging	Recognized	Recognized	Recognized	Recognized	Recognized
Instruments	in Income	in Income	in Income	in Income	in Income

Futures -	Realized gain (loss) on	$38,128		$584,245
Commodity	closed positions
Contracts

	Change in unrealized		$(549,302)		$(138,104)
gain (loss) on open
positions

NOTE 7 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the nine months ended September 30, 2010 and 2009 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the nine months ended	For the nine months ended
	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$27.54	$21.94
Total income (loss)	(0.13)	3.21
Net expenses	(0.18)	(0.16)
Net increase (decrease) in net asset value	(0.31)	3.05
Net asset value, end of period	$27.23	$24.99

Total Return	(1.13)%	13.90%

Ratios to Average Net Assets
Total income (loss)	(4.36)%	6.28%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	1.99%	1.53%
Expenses waived*	(1.68)%	(1.22)%
Net expenses excluding management fees*	0.31%	0.31%
Net income (loss)	(5.04)%	5.60%

*Annualized

Total returns are calculated based on the change in value during the period. An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USHO.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06 “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 clarifies existing disclosure and requires additional disclosures regarding fair value measurements. Effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, entities will need to disclose information about purchases, sales, issuances and settlements of Level 3 securities on a gross basis, rather than as a net number as currently required. The implementation of ASU No. 2010-06 is not expected to have a material impact on USHO’s financial statement disclosures.

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

USHO seeks to achieve its investment objective by investing in a combination of Futures Contracts and Other Heating Oil-Related Investments such that daily changes in its NAV, measured in percentage terms, will closely track the daily changes in the price of the Benchmark Futures Contract, also measured in percentage terms. USHO’s general partner believes the daily changes in the price of the Benchmark Futures Contracts have historically exhibited a close correlation with the daily changes in the spot price of heating oil. It is not the intent of USHO to be operated in a fashion such that the NAV will equal, in dollar terms, the spot price of heating oil or any particular futures contract based on heating oil.  Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Heating Oil-Related Investments.

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

The regulation of commodity interests in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action.  On July 21, 2010, a broad financial regulatory reform bill, “The Dodd-Frank Wall Street Reform and Consumer Protection Act,” was signed into law. The legislation includes provisions altering the regulation of commodity interests.  Provisions in the new law include the requirement that position limits on energy-based commodity futures contracts be established; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for most over-the-counter transactions. Additionally, the new law requires the aggregation, for purposes of position limits, of all positions in energy futures held by a single entity and its affiliates, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter contracts. The U.S. Commodity Futures Trading Commission (the “CFTC”), along with the SEC and other federal regulators, has been tasked with developing the rules and regulations enacting the provisions noted above.  The new law and the rules to be promulgated may negatively impact USHO’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties.  In particular, new position limits imposed on USHO or its counterparties may impact USHO’s ability to invest in a manner that most efficiently meets its investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of USHO’s investments and doing business, which could adversely affect USHO’s investors.

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

Price Movements

Heating oil futures prices were volatile during the nine months ended September 30, 2010 and exhibited moderate daily swings along with an uneven upward trend between January and late April 2010, a brief downward trend in May 2010, followed by another uneven upward trend from late May to late September 2010.  The price of the Benchmark Futures Contract started the period at $2.1156 per gallon. It hit a peak on May 3, 2010 with a price of $2.3451 per gallon.  The low of the period was on February 5, 2010 when the price dropped to $1.8748 per gallon. The period ended with the Benchmark Futures Contract at $2.2678 per gallon, up approximately 7.19% over the period.  USHO’s NAV began the period at $27.54 per unit and reached its high for the period on May 3, 2010 at $29.65 per unit.  USHO’s NAV reached its low for the period on May 25, 2010 at $23.64 per unit. USHO’s NAV on September 30, 2010 was $27.23, down approximately 1.13% for the period.  The Benchmark Futures Contract prices listed above began with the February 2010 contract and ended with the November 2010 contract. The return of approximately 7.19% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts.  An investment in heating oil Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result.  Furthermore, the change in the nominal price of these differing heating oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USHO seeks to track, which are more fully described below in the section titled “Tracking USHO’s Benchmark”.

During the nine months ended September 30, 2010, the heating oil futures market was in a state of contango, meaning that the price of the near month heating oil Futures Contract was typically lower than the price of the next month heating oil Futures Contract, or contracts further away from expiration.  A backwardation market is one in which the price of the near month heating oil Futures Contract is higher than the price of the next month heating oil Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Heating Oil Futures Prices and the Impact on Total Returns.”

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

Since its initial offering of 10,000,000 units, USHO registered an additional 50,000,000 units with the SEC on April 30, 2010. As of September 30, 2010, USHO had issued 800,000 units, 300,000 of which were outstanding. As of September 30, 2010, there were 59,200,000 units registered but not yet issued.

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

For the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

As of September 30, 2010, the total unrealized gain on Futures Contracts owned or held on that day was $538,910, and USHO established cash deposits, including cash investments in money market funds, that were equal to $7,408,825. USHO held 86.89% of its cash assets in overnight deposits and money market funds at its custodian bank, while 13.11% of the cash balance was held as margin deposits for the Futures Contracts purchased.  The ending per unit NAV on September 30, 2010 was $27.23.

By comparison, as of September 30, 2009, the total unrealized loss on Futures Contracts owned or held on that day was $207,354 and USHO established cash deposits, including cash investments in money market funds, that were equal to $15,214,199. USHO held 83.64% of its cash assets in overnight deposits and money market funds at its custodian bank, while 16.36% of the cash balance was held as margin deposits for the Futures Contracts purchased. The ending per unit NAV on September 30, 2009 was $24.99. The increase in the per unit NAV for September 30, 2010 as compared to September 30, 2009 was primarily a result of an increase in the value of the Benchmark Futures Contracts that USHO had invested in between the period ended September 30, 2009 and the period ended September 30, 2010.

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

During the nine months ended September 30, 2010, the daily average total net assets of USHO were $11,578,025. The management fee incurred by USHO during the period amounted to $51,958. By comparison, during the nine months ended September 30, 2009, the daily average total net assets of USHO were $7,308,505. The management fee paid by USHO during the period amounted to $32,798.

In addition to the management fee, USHO pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the nine months ended September 30, 2010 was $172,523, as compared to $83,845 for the nine months ended September 30, 2009. The increase in expenses for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was partially due to the relative size of USHO and activity that resulted from its increased size, including increased licensing fees and increased projected costs for certain tax reporting costs and auditing fees, the majority of which were covered by the expense waiver described below. USHO incurred $1,203 and $0 in fees and other expenses relating to the registration and offering of additional units during the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010, an expense waiver was in effect which offset certain of the expenses incurred by USHO.  The total amount of the expense waiver was $145,980.  For the nine months ended September 30, 2010, the expenses of USHO, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $224,481, and after allowance for the expense waiver, totaled $78,501.

USHO is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members.  USHO shares these fees and expenses with the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”), the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), based on the relative assets of each fund computed on a daily basis.  These fees and expenses for the calendar year 2010 are estimated to be a total of $1,178,870 for all funds. By comparison, for the year ended December 31, 2009, these fees and expenses amounted to a total of $433,046 for all funds, and USHO’s portion of such fees and expenses was $645. Directors’ expenses are expected to increase in 2010 due to an increase in the amount of directors’ and officers’ liability insurance coverage and the incurrence of the independent directors’ deferred compensation expense.  Effective as of March 3, 2009, the General Partner obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage. Effective as of April 1, 2010, USHO is also responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, the General Partner and USHO, USOF, USNG, US12OF, UGA, USSO, US12NG and USBO.

USHO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Heating Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the nine months ended September 30, 2010, total commissions paid to brokers amounted to $7,923. By comparison, during the nine months ended September 30, 2009, total commissions paid to brokers amounted to $7,055. The increase in the total commissions paid to brokers for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was primarily a function of the increase in USHO’s average total net assets during the nine months ended September 30, 2010. The increase in average total net assets required USHO to purchase a greater number of Futures Contracts and incur a larger amount of broker commissions. As an annualized percentage of total net assets, the figure for the nine months ended September 30, 2010 represents approximately 0.09% of total net assets. By comparison, the figure for the nine months ended September 30, 2009 represented approximately 0.13% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USHO’s audit expenses and tax accounting and reporting requirements are paid by USHO.  These costs are estimated to be $150,000 for the calendar year 2010. The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of USHO’s NAV, on an annualized basis, through at least December 31, 2010.  The General Partner has no obligation to continue such payments into subsequent periods.

Dividend and Interest Income. USHO seeks to invest its assets such that it holds Futures Contracts and Other Heating Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USHO to pay the full amount of the contract value at the time of purchase, but rather require USHO to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USHO retains an amount that is approximately equal to its total net assets, which USHO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USHO’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the nine months ended September 30, 2010, USHO earned $3,054 in dividend and interest income on such cash and/or cash equivalents. Based on USHO’s average daily total net assets, this was equivalent to an annualized yield of 0.04%. USHO did not purchase Treasuries during the nine months ended September 30, 2010 and held only cash and/or cash equivalents during this time period. By comparison, for the nine months ended September 30, 2009, USHO earned $10,027 in dividend and interest income on such cash and/or cash equivalents. Based on USHO’s average daily total net assets, this was equivalent to an annualized yield of 0.18%. USHO did not purchase Treasuries during the nine months ended September 30, 2009 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were lower during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. As a result, the amount of income earned by USHO as a percentage of total net assets was lower during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

For the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Portfolio Expenses. During the three months ended September 30, 2010, the daily average total net assets of USHO were $7,553,379. The management fee incurred by USHO during the period amounted to $11,423. By comparison, during the three months ended September 30, 2009, the daily average total net assets of USHO were $10,743,430. The management fee paid by USHO during the period amounted to $16,247.

In addition to the management fee, USHO pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended September 30, 2010 was $32,910, as compared to $29,392 for the three months ended September 30, 2009. The increase in expenses for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 was primarily due to increased projected costs for certain tax reporting costs and auditing fees, the majority of which were covered by the expense waiver described below. USHO incurred $368 and $0 in fees and other expenses relating to the registration and offering of additional units during the three months ended September 30, 2010 and 2009, respectively. During the three months ended September 30, 2010, an expense waiver was in effect which offset certain of the expenses incurred by USHO.  The total amount of the expense waiver was $27,414.  For the three months ended September 30, 2010, the expenses of USHO, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $44,333, and after allowance for the expense waiver, totaled $16,919.

USHO is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members.  USHO shares these fees and expenses with USOF, USNG, US12OF, UGA, USSO, US12NG and USBO, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the calendar year 2010 are estimated to be a total of $1,178,870 for all funds. By comparison, for the year ended December 31, 2009, these fees and expenses amounted to a total of $433,046 for all funds, and USHO’s portion of such fees and expenses was $645. Directors’ expenses are expected to increase in 2010 due to an increase in the amount of directors’ and officers’ liability insurance coverage and the incurrence of the independent directors’ deferred compensation expense.  Effective as of March 3, 2009, the General Partner obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage. Effective as of April 1, 2010, USHO is also responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, the General Partner and USHO, USOF, USNG, US12OF, UGA, USSO, US12NG and USBO.

USHO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Heating Oil-Related Investments or Treasuries. During the three months ended September 30, 2010, total commissions paid to brokers amounted to $1,685. By comparison, during the three months ended September 30, 2009, total commissions paid to brokers amounted to $3,285. The decrease in the total commissions paid to brokers for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 was primarily a function of reduced creation and redemption activity and a decrease in the number of futures contracts held by USHO since September 30, 2009.  As an annualized percentage of total net assets, the figure for the three months ended September 30, 2010 represents approximately 0.09% of total net assets. By comparison, the figure for the three months ended September 30, 2009 represented approximately 0.12% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USHO’s audit expenses and tax accounting and reporting requirements are paid by USHO. These costs are estimated to be $150,000 for the calendar year 2010. The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of USHO’s NAV, on an annualized basis, through at least December 31, 2010.  The General Partner has no obligation to continue such payments into subsequent periods.

Dividend and Interest Income. USHO seeks to invest its assets such that it holds Futures Contracts and Other Heating Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USHO to pay the full amount of the contract value at the time of purchase, but rather require USHO to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USHO retains an amount that is approximately equal to its total net assets, which USHO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USHO’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended September 30, 2010, USHO earned $1,029 in dividend and interest income on such cash and/or cash equivalents. Based on USHO’s average daily total net assets, this was equivalent to an annualized yield of 0.05%. USHO did not purchase Treasuries during the three months ended September 30, 2010 and held only cash and/or cash equivalents during this time period. By comparison, for the three months ended September 30, 2009, USHO earned $3,188 in dividend and interest income on such cash and/or cash equivalents. Based on USHO’s average daily total net assets, this was equivalent to an annualized yield of 0.12%. USHO did not purchase Treasuries during the three months ended September 30, 2009 and held only cash and/or cash equivalents during this time period.  Interest rates on short-term investments, including cash, cash equivalents, and Treasuries, were lower during the three months ended September 30, 2010 compared to the three months ended September 30, 2009. As a result, the amount of income earned by USHO as a percentage of total net assets was lower during the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Tracking USHO’s Benchmark

USHO’s management seeks to manage USHO’s portfolio such that changes in its average daily NAV, on a percentage basis, closely track the changes in the average daily price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USHO’s management seeks to manage the portfolio such that over any rolling period of 30-valuation days, the average daily change in USHO’s NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-valuation day time period was 0.5% per day, USHO’s management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). USHO’s portfolio management goals do not include trying to make the nominal price of USHO’s NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for heating oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed heating oil Futures Contracts.

For the 30 valuation days ended September 30, 2010, the simple average daily change in the Benchmark Futures Contract was 0.318%, while the simple average daily change in the NAV of USHO over the same time period was 0.316%. The average daily difference was -0.002% (or -0.2 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -1.855%, meaning that over this time period USHO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USHO’s NAV versus the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended September 30, 2010. The second chart below shows the monthly total returns of USHO as compared to the monthly value of the Benchmark Futures Contracts since inception.

Since the commencement of the offering of USHO’s units to the public on April 9, 2008 to September 30, 2010, the simple average daily change in the Benchmark Futures Contract was -0.062%, while the simple average daily change in the NAV of USHO over the same time period was -0.063%. The average daily difference was -0.0009% (or -0.09 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -0.684%, meaning that over this time period USHO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the nine months ended September 30, 2010, the actual total return of USHO as measured by changes in its NAV was -1.13%. This is based on an initial NAV of $27.54 on December 31, 2009 and an ending NAV as of September 30, 2010 of $27.23. During this time period, USHO made no distributions to its unitholders. However, if USHO’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, USHO would have had an estimated NAV of $27.28 as of September 30, 2010, for a total return over the relevant time period of -0.944%. The difference between the actual NAV total return of USHO of -1.13% and the expected total return based on the Benchmark Futures Contract of -0.944% was an error over the time period of -0.186%, which is to say that USHO’s actual total return underperformed the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses that USHO pays, offset in part by the income that USHO collects on its cash and cash equivalent holdings. During the nine months ended September 30, 2010, USHO received dividend and interest income of $3,054, which is equivalent to a weighted average income rate of 0.04% for such period.  In addition, during the nine months ended September 30, 2010, USHO also collected $3,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USHO’s actual return. During the nine months ended September 30, 2010, USHO incurred net expenses of $78,501. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(72,447), which is equivalent to an annualized weighted average net income rate of -0.84% for the nine months ended September 30, 2010.

By comparison, for the nine months ended September 30, 2009, the actual total return of USHO as measured by changes in its NAV was 13.90%.  This was based on an initial NAV of $21.94 on December 31, 2008 and an ending NAV as of September 30, 2009 of $24.99. During this time period, USHO made no distributions to its unitholders. However, if USHO’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, USHO would have had an estimated NAV of $25.03 as of September 30, 2009, for a total return over the relevant time period of 14.08%. The difference between the actual NAV total return of USHO of 13.90% and the expected total return based on the Benchmark Futures Contract of 14.08% was an error over the time period of 0.18%, which is to say that USHO’s actual total return underperformed the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses that USHO paid, offset in part by the income that USHO collected on its cash and cash equivalent holdings. During the nine months ended September 30, 2009, USHO received dividend and interest income of $10,027, which is equivalent to a weighted average income rate of 0.18% for such period. In addition, during the nine months ended September 30, 2009, USHO also collected $3,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USHO’s actual return. During the nine months ended September 30, 2009, USHO incurred net expenses of $49,798. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(36,741), which is equivalent to an annualized weighted average net income rate of -0.67% for the nine months ended September 30, 2009.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

There are currently three factors that have impacted or are most likely to impact USHO’s ability to accurately track its Benchmark Futures Contract.

First, USHO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which USHO executes the trade. In that case, USHO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily NAV of USHO to either be too high or too low relative to the changes in the Benchmark Futures Contract.  During the nine months ended September 30, 2010, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USHO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USHO’s attempt to track the Benchmark Futures Contract over time.

Second, USHO earns dividend and interest income on its cash and cash equivalents. USHO is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the nine months ended September 30, 2010. Interest payments, and any other income, were retained within the portfolio and added to USHO’s NAV. When this income exceeds the level of USHO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), USHO will realize a net yield that will tend to cause daily changes in the NAV of USHO to track slightly higher than daily changes in the Benchmark Futures Contract.  During the nine months ended September 30, 2010, USHO earned, on an annualized basis, approximately 0.04% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees and approximately 0.09% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.22% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately -0.87% and affected USHO’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, USHO may hold Other Heating Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the NAV of USHO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2010, USHO did not hold any Other Heating Oil-Related Investments. If USHO increases in size, and due to its obligations to comply with regulatory limits, USHO may invest in Other Heating Oil-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

Term Structure of Heating Oil Futures Prices and the Impact on Total Returns.   Several factors determine the total return from investing in a futures contract position. One factor that impacts the total return that will result from investing in near month futures contracts and “rolling” those contracts forward each month is the price relationship between the current near month contract and the next month contract.  For example, if the price of the near month contract is higher than the next month contract (a situation referred to as “backwardation” in the futures market), then absent any other change there is a tendency for the price of a next month contract to rise in value as it becomes the near month contract and approaches expiration. Conversely, if the price of a near month contract is lower than the next month contract (a situation referred to as “contango” in the futures market), then absent any other change there is a tendency for the price of a next month contract to decline in value as it becomes the near month contract and approaches expiration.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of USHO is not to have the market price of its units match, dollar for dollar, changes in the spot price of heating oil, contango and backwardation have impacted the total return on an investment in USHO units during the past year relative to a hypothetical direct investment in heating oil. For example, an investment in USHO units made on December 31, 2010 and held to September 30, 2010 decreased, based upon the changes in the NAV for USHO units on those days, by -1.13%, while the spot price of heating oil for immediate delivery during the same period increased by 5.9% (note: this comparison ignores the potential costs associated with physically owning and storing heating oil, which could be substantial). By comparison, an investment in USHO units made on December 31, 2008 and held to September 30, 2009 increased, based upon the changes in the NAV for USHO units on those days, by 13.90%, while the spot price of heating oil for immediate delivery during the same period increased by 14.08% (note: this comparison ignores the potential costs associated with physically owning and storing heating oil, which could be substantial).

Periods of contango or backwardation do not materially impact USHO’s investment objective of having the percentage changes in its per unit NAV track the percentage changes in the price of the Benchmark Futures Contract since the impact of backwardation and contango tend to equally impact the percentage changes in price of both USHO’s units and the Benchmark Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods.

Heating Oil Market.  During the nine months ended September 30, 2010, the price of heating oil in the United States, as measured by changes in the price of the futures contract traded on the NYMEX that was closest to expiration, rose by approximately 5.9% from $2.1188 per gallon to $2.2440 per gallon. (Investors are cautioned that these represent prices for heating oil on a wholesale basis and should not be directly compared to retail prices.)

During the nine months ended September 30, 2010, prices for crude oil, the raw material from which heating oil is refined, were impacted by several factors. On the consumption side, demand increased inside and outside the United States as global economic growth, including emerging economies such as China and India, improved for the third quarter of the year. On the supply side, efforts to reduce production by the Organization of the Petroleum Exporting Countries to more closely match global consumption were partially successful. Crude oil prices finished the third quarter of 2010 approximately 1% higher than at the beginning of the year, though investors looked forward to continued improvements in the global economy. Management believes, however, that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels.

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

For the ten year time period between 2000 and 2009, the chart below compares the monthly movements of heating oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of heating oil on a monthly basis was not strongly correlated, positively or negatively, with the movements of large cap U.S. equities, U.S. government bonds or global equities. However, movements in heating oil had a strong positive correlation to movements in crude oil and unleaded gasoline. Finally, heating oil had a positive, but weak, correlation with natural gas.

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

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one year period ended September 30, 2010, heating oil continued to have a strong positive correlation with crude oil and unleaded gasoline. During this period, it also had no positive or negative correlation with the movements of natural gas versus the positive correlation it had displayed over the ten year period ended December 31, 2009. Notably, the correlation between heating oil and both global equities and large-cap U.S. equities, which had been essentially non-correlated over the ten year period ended December 31, 2009, displayed results that indicated that they had a strong positive correlation over this shorter time period. Finally, the results showed that heating oil and U.S. government bonds, which had essentially been non-correlated for the ten year period ended December 31, 2009, were negatively correlated over this more recent time period.

Correlation Matrix 12 months ended September 30, 2010	Large Cap U.S. Equities (S&P 500)	U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Natural Gas	Heating Oil
Large Cap U.S. Equities (S&P 500)	1.000	-0.504	0.973	0.715	0.676	-0.075	0.717
U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.504	-0.559	-0.569	-0.282	-0.587
Global Equities (FTSE World Index)			1.000	0.743	0.687	-0.074	0.748
Crude Oil				1.000	0.958	0.115	0.943
Unleaded Gasoline					1.000	-0.004	0.914
Natural Gas						1.000	0.003
Heating Oil							1.000

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

The General Partner has evaluated the nature and types of estimates that it makes in preparing USHO’s condensed financial statements and related disclosures and has determined that the valuation of its investments which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy. The values which are used by USHO for its Futures Contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, USHO estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

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

USHO currently generates cash primarily from (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) income earned on cash and/or cash equivalents. USHO has allocated substantially all of its net assets to trading in Heating Oil Interests. USHO invests in Heating Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Heating Oil-Related Investments. A significant portion of USHO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Heating Oil Interests. The balance of the net assets is held in USHO’s account at its custodian bank. Income received from USHO’s money market funds is paid to USHO. During the nine months ended September 30, 2010, USHO’s expenses exceeded the income USHO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. To the extent expenses exceed income, USHO’s NAV will be negatively impacted.

USHO’s investments in Heating Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USHO from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2010, USHO was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USHO cannot predict whether such an event may occur in the future.

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

As of September 30, 2010, USHO had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $7,408,925. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of September 30, 2010, USHO has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USHO. While USHO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USHO’s financial position.

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

The General Partner pays the fees of USHO’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of USHO’s condensed financial statements and its SEC and CFTC reports. The General Partner and USHO have also entered into a licensing agreement with the NYMEX pursuant to which USHO and the affiliated funds managed by the General Partner, other than USBO, pay a licensing fee to the NYMEX. USHO also pays the fees and expenses associated with its tax accounting and reporting requirements with the exception of certain initial implementation service fees and base service fees which are borne by the General Partner. The General Partner, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by USHO to the extent that such expenses exceed 0.15% (15 basis points) of USHO’s NAV, on an annualized basis, through at least December 31, 2010. The General Partner has no obligation to continue such payments into subsequent periods.

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

As of September 30, 2010, USHO’s portfolio consisted of 86 Heating Oil Futures HO Contracts traded on the NYMEX.  For a list of USHO’s current holdings, please see USHO’s website at www.unitedstatesheatingoilfund.com.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives

In the future, USHO may purchase over-the-counter contracts. Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an over-the-counter contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

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

To protect itself from the credit risk that arises in connection with such contracts, USHO may enter into agreements with each counterparty that provide for the netting of its overall exposure to such counterparty, such as the agreements published by the International Swaps and Derivatives Association, Inc. USHO also may require that the counterparty be highly rated and/or provide collateral or other credit support to address USHO’s exposure to the counterparty. In addition, it is also possible for USHO and its counterparty to agree to clear their transactions under the agreement through an established futures clearinghouse such as those connected to the NYMEX or the ICE Futures. In that event, USHO would no longer bear the credit risk of its original counterparty, as the clearinghouse would now be USHO’s counterparty. USHO would still retain any price risk associated with its transaction and would be required to deposit margin to secure the clearinghouse’s exposure to USHO.

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

During the nine months ended September 30, 2010, USHO did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during such period, USHO was not exposed to counterparty risk.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

There has not been a material change from the risk factors previously disclosed in USHO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 30, 2010, and USHO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 16, 2010.

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

Date:  November 15, 2010

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date:  November 15, 2010