Form 10-Q
period 2011-03-31
United States Heating Oil Fund, LP
filed 2011-05-16
CIK 1396877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for thetransition period from to .

Commission File Number: 001-34016
 United States Heating Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-8837345
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☐ Yes    ☒ No

UNITED STATES HEATING OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Heating Oil Fund, LP
Condensed Statements of Financial Condition
At March 31, 2011 (Unaudited) and December 31, 2010

	March 31, 2011	December 31, 2010
Assets
Cash and cash equivalents (Note 5)	$9,580,605	$10,405,533
Equity in UBS Securities LLC trading accounts:
Cash	918,998	1,039,996
Unrealized gain on open commodity futures contracts	132,468	267,658
Receivable from General Partner (Note 3)	45,171	182,968
Dividend receivable	228	313
Other assets	236,857	238,532

Total assets	$10,914,327	$12,135,000

Liabilities and Partners' Capital
Professional fees payable	$49,320	$199,658
General Partner management fees payable (Note 3)	5,430	5,965
Brokerage commissions payable	271	371
Other liabilities	892	797

Total liabilities	55,913	206,791

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	10,858,414	11,928,209
Total Partners’ Capital	10,858,414	11,928,209

Total liabilities and partners’ capital	$10,914,327	$12,135,000

Limited Partners’ units outstanding	300,000	400,000
Net asset value per unit	$36.19	$29.82
Market value per unit	$36.12	$29.86

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At March 31, 2011

		Gain on
	Number of	Open Commodity	% of Partners’
	Contracts	Contracts	Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Heating Oil Futures HO contracts, expiring May 2011	83	$132,468	1.22

	Principal Amount	Market Value
Cash Equivalents
United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	$2,807,389	$2,807,389	25.86
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	6,000,609	6,000,609	55.26
Total Cash Equivalents		$8,807,998	81.12

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP
Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2011 and 2010

	Three months ended March 31, 2011	Three months ended March 31, 2010
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain on closed positions	$2,286,585	$1,003,518
Change in unrealized loss on open positions	(135,190)	(911,123)
Dividend income	761	713
Interest income	73	160
Other income	1,000	1,000

Total income	2,153,229	94,268

Expenses
Professional fees	49,320	86,200
General Partner management fees (Note 3)	16,596	22,315
Brokerage commissions	1,799	3,572
Other expenses	2,989	1,448

Total expenses	70,704	113,535

Expense waiver (Note 3)	(45,171)	(80,621)

Net expenses	25,533	32,914

Net income	$2,127,696	$61,354
Net income per limited partnership unit	$6.37	$0.31
Net income per weighted average limited partnership unit	$6.18	$0.11
Weighted average limited partnership units outstanding	344,444	571,111

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP
Condensed Statement of Changes in Partners’ Capital (Unaudited)
For the three months ended March 31, 2011

	General Partner	Limited Partners	Total

Balances, at December 31, 2010	$-	$11,928,209	$11,928,209
Redemption of 100,000 partnership units	-	(3,197,491)	(3,197,491)
Net income	-	2,127,696	2,127,696

Balances, at March 31, 2011	$-	$10,858,414	$10,858,414

Net Asset Value Per Unit:
At December 31, 2010	$29.82
At March 31, 2011	$36.19

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2011 and 2010

	Three months ended	Three months ended
	March 31, 2011	March 31, 2010
Cash Flows from Operating Activities:
Net income	$2,127,696	$61,354
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in commodity futures trading account - cash	120,998	(524,946)
Unrealized loss on futures contracts	135,190	911,123
Decrease in receivable from General Partner	137,797	130,906
(Increase) decrease in dividend receivable and other assets	1,760	(17,606)
Decrease in professional fees payable	(150,338)	(139,550)
Decrease in General Partner management fees payable	(535)	(953)
Decrease in brokerage commissions payable	(100)	-
Increase (decrease) in other liabilities	95	(74)
Net cash provided by operating activities	2,372,563	420,254

Cash Flows from Financing Activities:
Redemption of partnership units	(3,197,491)	(2,659,874)
Net cash used in financing activities	(3,197,491)	(2,659,874)

Net Decrease in Cash and Cash Equivalents	(824,928)	(2,239,620)

Cash and Cash Equivalents, beginning of period	10,405,533	13,521,796
Cash and Cash Equivalents, end of period	$9,580,605	$11,282,176

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP
Notes to Condensed Financial Statements
For the period ended March 31, 2011 (Unaudited)

 NOTE 1 - ORGANIZATION AND BUSINESS

The United States Heating Oil Fund, LP (“USHO”) was organized as a limited partnership under the laws of the state of Delaware on April 13, 2007.  USHO is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”).  Prior to November 25, 2008, USHO’s units traded on the American Stock Exchange (the “AMEX”).  USHO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of March 7, 2008 (the “LP Agreement”).  The investment objective of USHO is for the daily changes in percentage terms of its units’ net asset value to reflect the daily changes in percentage terms of the spot price of heating oil (also known as No. 2 fuel oil) for delivery to the New York harbor as measured by the changes in the price of the futures contract for heating oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USHO’s expenses.  It is not the intent of USHO to be operated in a fashion such that the net asset value will equal, in dollar terms, the spot price of heating oil or any particular futures contract based on heating oil.  USHO accomplishes its objective through investments in futures contracts for heating oil, crude oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other heating oil-related investments such as cash-settled options on Futures Contracts, forward contracts for heating oil, cleared swap contracts and over-the-counter transactions that are based on the price of heating oil, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Heating Oil-Related Investments”).  As of March 31, 2011, USHO held 83 Futures Contracts for heating oil traded on the NYMEX.

USHO commenced investment operations on April 9, 2008 and has a fiscal year ending on December 31.  United States Commodity Funds LLC (“USCF”) is responsible for the management of USHO.  USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005.  USCF is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”) and the United States Gasoline Fund, LP (“UGA”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UGA” on February 26, 2008, respectively.  As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s and UGA’s units commenced trading on the NYSE Arca on November 25, 2008.  USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively.  USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), a series of the United States Commodity Index Funds Trust (the “Trust”), which listed its units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010.  USCF has also filed a registration statement to register units of the United States Metals Index Fund, the United States Agriculture Index Fund and the United States Copper Index Fund, three additional series of the Trust.

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

In April 2008, USHO initially registered 10,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”).  On April 9, 2008, USHO listed its units on the AMEX under the ticker symbol “UHN”.  On that day, USHO established its initial net asset value by setting the price at $50.00 per unit and issued 200,000 units in exchange for $10,001,000.  USHO also commenced investment operations on April 9, 2008, by purchasing Futures Contracts traded on the NYMEX based on heating oil.  As of March 31, 2011, USHO had registered a total of 60,000,000 units.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America (“GAAP”).  The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the condensed financial statements for the interim period.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date.  All such transactions are recorded on the identified cost basis and marked to market daily.  Unrealized gains or losses on open contracts are reflected in the condensed statement of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements.  Changes in the unrealized gains or losses between periods are reflected in the condensed statement of operations.  USHO earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the overnight Federal Funds Rate, less 32 basis points.  In addition, USHO earns income on funds held at the custodian at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

USHO is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with GAAP, USHO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position.  USHO files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states.  USHO is not subject to income tax return examinations by major taxing authorities for years before 2007 (year of inception).  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in USHO recording a tax liability that reduces net assets.  However, USHO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.  USHO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of and for the period ended March 31, 2011.

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period.  The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit.  The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period.  There were no units held by USCF at March 31, 2011.

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

Ongoing Registration Fees and Other Offering Expenses

USHO pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering.  These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale.  For the three months ended March 31, 2011 and 2010, USHO incurred $1,800 and $360, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

USHO is responsible for paying its portion of the directors’ and officers’ liability insurance of all affiliated funds for which USCF serves as general partner or sponsor (all affiliated funds including USCI) and the fees and expenses of the independent directors who also serve as audit committee members of those affiliated USCF funds organized as limited partnerships (all affiliated funds, excluding USCI).  Effective as of April 1, 2010, USHO became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF and each of the affiliated funds, except USCI.  USHO shares all director fees and expenses, including any that may become due pursuant to the deferred compensation agreements, with all the affiliated funds, except USCI, based on the relative assets of each fund, computed on a daily basis.  These fees and expenses for the affiliated funds, as described above, for the year ending December 31, 2011, are estimated to be a total of $540,000.

Licensing Fees

As discussed in Note 4 below, USHO entered into a licensing agreement with the NYMEX on May 30, 2007. Pursuant to the agreement, USHO and the affiliated funds managed by USCF, other than USBO and USCI, pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000.  During the three months ended March 31, 2011 and 2010, USHO incurred $672 and $864, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USHO’s audit expenses and tax accounting and reporting requirements are paid by USHO.  These costs are estimated to be $200,000 for the year ending December 31, 2011.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, USHO pays all brokerage fees and other expenses in connection with the operation of USHO, excluding costs and expenses paid by USCF as outlined in Note 4 below.  USCF, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by USHO, to the extent that such expenses exceed 0.15% (15 basis points) of USHO’s NAV, on an annualized basis, through at least June 30, 2011.  USCF has no obligation to continue such payments into subsequent periods.

NOTE 4 - CONTRACTS AND AGREEMENTS

USHO is party to a marketing agent agreement, dated as of March 10, 2008, as amended from time to time, with the Marketing Agent and USCF, whereby the Marketing Agent provides certain marketing services for USHO as outlined in the agreement.  The fee of the Marketing Agent, which is borne by USCF, is equal to 0.06% on USHO’s assets up to $3 billion and 0.04% on USHO’s assets in excess of $3 billion.

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

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to USHO and each of the affiliated funds managed by USCF, as well as a $20,000 annual fee for its transfer agency services.  In addition, USCF pays BBH&Co. an asset-based charge of: (a) 0.06% for the first $500 million of USHO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USSO’s, US12NG’s, USBO’s and USCI’s combined net assets, (b) 0.0465% for USHO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USSO’s, US12NG’s, USBO’s and USCI’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USHO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USSO’s, US12NG’s, USBO’s and USCI’s combined net assets exceed $1 billion.  The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000.  USCF also pays transaction fees ranging from $7 to $15 per transaction.

USHO has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”).  The agreement requires UBS Securities to provide services to USHO in connection with the purchase and sale of Futures Contracts and Other Heating Oil-Related Investments that may be purchased and sold by or through UBS Securities for USHO’s account.  In accordance with the agreement, UBS Securities charges USHO commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts.

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

Through March 31, 2011, all of the futures contracts held by USHO were exchange-traded.  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties.  However, in the future, if USHO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance.  The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction.  USHO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded.  In addition, USHO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USHO’s cash in money market funds that seek to maintain a stable net asset value.  USHO is exposed to any risk of loss associated with an investment in these money market funds.  As of March 31, 2011 and December 31, 2010, USHO had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $10,499,603 and $11,445,529, respectively.  This amount is subject to loss should these institutions cease operations.

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

NOTE 6 – FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2011 and 2010 for the unitholders.  This information has been derived from information presented in the condensed financial statements.

	For the three months ended	For the three months ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$29.82	$27.54
Total income	6.44	0.37
Total expenses	(0.07)	(0.06)
Net increase in net asset value	6.37	0.31
Net asset value, end of period	$36.19	$27.85

Total Return	21.36%	1.13%

Ratios to Average Net Assets
Total income	19.19%	0.62%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	1.95%	2.45%
Expenses waived*	(1.63)%	(2.17)%
Net expenses excluding management fees*	0.32%	0.28%
Net income	18.97%	0.41%

*Annualized

Total returns are calculated based on the change in value during the period.  An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USHO.

 NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table summarizes the valuation of USHO’s securities at December 31, 2010 using the fair value hierarchy:

At December 31, 2010	Total	Level I	Level II	Level III
Short-Term Investments	$9,307,152	$9,307,152	$-	$-
Exchange-Traded Futures Contracts
United States Contracts	267,658	267,658	-	-

During the year ended December 31, 2010, there were no significant transfers between Level I and Level II.

The following table summarizes the valuation of USHO’s securities at March 31, 2011 using the fair value hierarchy:

At March 31, 2011	Total	Level I	Level II	Level III
Short-Term Investments	$8,807,998	$8,807,998	$-	$-
Exchange-Traded Futures Contracts
United States Contracts	132,468	132,468	-	-

During the three months ended March 31, 2011, there were no significant transfers between Level I and Level II.

Effective January 1, 2009, USHO adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not
Accounted for as	Condensed Statement of	Fair Value At	Fair Value At
Hedging Instruments	Financial Condition	March 31, 2011	December 31, 2010

Futures -
Commodity Contracts	Assets	$132,468	$267,658

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended		For the three months ended
		March 31, 2011		March 31, 2010
	Location of	Realized	Change in	Realized	Change in
	Gain or (Loss)	Gain or (Loss)	Unrealized	Gain or (Loss)	Unrealized
Derivatives not	on Derivatives	on Derivatives	Gain or (Loss)	on Derivatives	Gain or (Loss)
Accounted for as	Recognized	Recognized	Recognized	Recognized	Recognized
Hedging Instruments	in Income	in Income	in Income	in Income	in Income

Futures -	Realized gain	$2,286,585		$1,003,518
Commodity Contracts	on closed positions
	Change in		$(135,190)		$(911,123)
unrealized loss
on open positions

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

Introduction

USHO, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”).  The investment objective of USHO is for the daily changes in percentage terms of its units’ net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of heating oil, as measured by the changes in the price of the futures contract for heating oil (also known as No. 2 fuel oil), for delivery to the New York harbor, traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USHO’s expenses.  It is not the intent of USHO to be operated in a fashion such that the NAV will equal, in dollar terms, the spot price of heating oil or any particular futures contract based on heating oil.

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

USHO seeks to achieve its investment objective by investing in a combination of Futures Contracts and Other Heating Oil-Related Investments such that daily changes in its NAV, measured in percentage terms, will closely track the daily changes in the price of the Benchmark Futures Contract, also measured in percentage terms.  The general partner of USHO, United States Commodity Funds, LLC (“USCF”) believes the daily changes in the price of the Benchmark Futures Contract have historically exhibited a close correlation with the daily changes in the spot price of heating oil.  USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Heating Oil-Related Investments.

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

The regulation of commodity interests in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action.  On July 21, 2010, a broad financial regulatory reform bill, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was signed into law that includes provisions altering the regulation of commodity interests.  Provisions in the new law include the requirement that position limits be established on a wide range of commodity interests including energy-based and other commodity futures contracts, certain cleared commodity swaps and certain over-the-counter commodity contracts; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for most swap transactions that are currently entered into in the over-the-counter market.  The new law and the rules that are currently being and are expected to be promulgated thereunder may negatively impact USHO’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties.  Further, increased regulation of, and the imposition of additional costs on, swap transactions under the new legislation and implementing regulations could cause a reduction in the swap market and the overall derivatives markets, which could restrict liquidity and adversely affect USHO.  In particular, new position limits imposed on USHO or its counterparties may impact USHO’s ability to invest in a manner that most efficiently meets its investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of USHO’s investments and doing business, which could adversely affect USHO’s investors.

Additionally, the Dodd-Frank Act requires the U.S. Commodity Futures Trading Commission (the “CFTC”) to promulgate rules establishing position limits for futures and options contracts on commodities, as well as for swaps that are economically equivalent to futures or options.  On January 13, 2011, the CFTC proposed new rules, which if implemented in their proposed form, would establish position limits and limit formulas for certain physical commodity futures, including Futures Contracts and options on Futures Contracts, executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts.  The CFTC has also proposed aggregate position limits that would apply across different trading venues to contracts based on the same underlying commodity.  At this time, it is unknown precisely when such position limits would take effect.  The CFTC’s position limits for futures contracts held during the last few days of trading in the near month contract to expire, which, under the CFTC’s proposed rule would be substantially similar to the position limits currently set by the exchanges, could take effect as early as Spring 2011.  Based on the CFTC’s current proposal, other position limits would not take effect until March 2012 or later.

On April 12, 2011, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit System and the Federal Housing Finance Agency (collectively, the “Prudential Regulators”) and the CFTC issued proposed rules establishing minimum initial and variation margin collection requirements for certain swap dealers and major swap participants (collectively, “Covered Swap Entities”), which if adopted, would require Covered Swap Entities to collect minimum initial and variation margin amounts from swap counterparties.  The Prudential Regulators’ proposed rules would apply to those Covered Swap Entities that are regulated by the Prudential Regulators and the CFTC’s proposed rules would apply to Covered Swap Entities that are not regulated by the Prudential Regulators.

The amount of initial and variation margin that Covered Swap Entities would be required to collect under the proposed rules varies based on whether their counterparty to a particular swap is (1) a Covered Swap Entity, (2) a “high-risk” financial entity end-user, (3) a “low-risk” financial entity end-user (e.g., financial entities subject to capital requirements imposed by bank or insurance regulators, that predominantly use swaps to hedge and that do not have significant swap exposure) or (4) a non-financial end-user.  With certain exceptions not applicable to USHO and the affiliated funds managed by USCF, Covered Swap Entities would not be required to post initial or variation margin to any of their counterparties except for other Covered Swap Entities.

Covered Swap Entities and all financial entity end-users would be required to post initial margin and variation margin when they enter into swaps with Covered Swap Entities.  Margin posted by “low-risk” financial entity end-users could be subject to thresholds under the proposed rules.  As commodity pools, USHO and the affiliated funds managed by USCF would be “high-risk” financial entity end-users and would therefore have to post margin without thresholds.

On April 27, 2011, the CFTC and the SEC proposed joint rules defining “swaps” and “security-based swaps,” thus providing more clarity regarding which transactions will be regulated as such under the Dodd-Frank Act.  The rules proposed in April 2011 are currently open to the public for comment at the time of the filing of this quarterly report on Form 10-Q.  The CFTC has now issued proposed versions of all of the rules it is required to promulgate under the Dodd-Frank Act but, with one exception not applicable to USHO and the affiliated funds managed by USCF, the CFTC has not promulgated any final rules or indicated when such final rules would take effect. The effect of the future regulatory change on USHO is impossible to predict, but it could be substantial and adverse.

USCF, which is registered as a commodity pool operator (“CPO”) with the CFTC, is authorized by the Amended and Restated Agreement of Limited Partnership of USHO (the “LP Agreement”) to manage USHO.  USCF is authorized by USHO in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or futures commission merchants.

Price Movements

Heating oil futures prices exhibited moderate daily swings during the three months ended March 31, 2011 along with a general upward trend.  The price of the Benchmark Futures Contract started the period at $2.5424 per gallon.  It hit a peak on March 31, 2011 at a price of $3.11 per gallon.  The low of the period was on January 7, 2011 when the price dropped to $2.4863 per gallon.  The period ended with the Benchmark Futures Contract at $3.1125 per gallon, up approximately 22.42% over the period.  USHO’s NAV began the period at $29.82 per unit and reached its high for the period on March 31, 2011 at $36.19 per unit.  USHO’s NAV reached its low for the period on January 7, 2011 at $29.16 per unit. USHO’s NAV on March 31, 2011 was $36.19, up approximately 21.36% for the period.  The Benchmark Futures Contract prices listed above began with the February 2011 contract and ended with the May, 2011 contract.  The return of approximately 22.42% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts.  An investment in heating oil Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result.  Furthermore, the change in the nominal price of these differing heating oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USHO seeks to track, which are more fully described below in the section titled “Tracking USHO’s Benchmark”.

During the three months ended March 31, 2011, the heating oil futures market was in a state of contango, with the exception of a brief period in early February 2011, meaning that the price of the near month heating oil Futures Contract was typically lower than the price of the next month heating oil Futures Contract, or contracts further away from expiration.   A backwardation market is one in which the price of the near month heating oil Futures Contract is higher than the price of the next month heating oil Futures Contract, or contracts further away from expiration.  For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Heating Oil Futures Prices and the Impact on Total Returns” below.

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

Since its initial offering of 10,000,000 units, USHO registered an additional 50,000,000 units with the SEC on April 30, 2010.  Units offered by USHO in the subsequent offering were sold by it for cash at the units’ NAV as described in the applicable prospectus.  As of March 31, 2011, USHO had issued 900,000 units, 300,000 of which were outstanding.  As of March 31, 2011, there were 59,100,000 units registered but not yet issued.

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

For the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

As of March 31, 2011, the total unrealized gain on Futures Contracts owned or held on that day was $132,468, and USHO established cash deposits, including cash investments in money market funds, that were equal to $10,499,603.  USHO held 91.25% of its cash assets in overnight deposits and money market funds at its custodian bank, while 8.75% of the cash balance was held as margin deposits for the Futures Contracts purchased.  The ending per unit NAV on March 31, 2011 was $36.19.

By comparison, as of March 31, 2010, the total unrealized gain on Futures Contracts owned or held on that day was $177,089, and USHO established cash deposits, including cash investments in money market funds, that were equal to $13,563,849.  USHO held 83.18% of its cash assets in overnight deposits and money market funds at its custodian bank, while 16.82% of the cash balance was held as margin deposits for the Futures Contracts purchased.  The ending per unit NAV on March 31, 2010 was $27.85.  The increase in the per unit NAV for March 31, 2011, as compared to March 31, 2010, was primarily a result of an increase in the value of the Benchmark Futures Contracts that USHO had invested in between the period ended March 31, 2010 and the period ended March 31, 2011.

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

During the three months ended March 31, 2011, the daily average total net assets of USHO were $11,217,697.  The management fee incurred by USHO during the period amounted to $16,596.  By comparison, during the three months ended March 31, 2010, the daily average total net assets of USHO were $15,083,361.  The management fee paid by USHO during the period amounted to $22,315.

In addition to the management fee, USHO pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith.  The total of these fees and expenses for the three months ended March 31, 2011 was $8,937, as compared to $10,599 for the three months ended March 31, 2010.  The decrease in expenses for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, was primarily due to the relative size of USHO and activity that resulted from its decreased size, including reduced costs associated with the registration and the offering of additional units, decreased brokerage fees, decreased licensing fees and decreased tax reporting costs during the three months ended March 31, 2011.  USHO incurred $1,800 and $360 in fees and other expenses relating to the registration and offering of additional units during the three months ended March 31, 2011 and 2010, respectively.  During the three months ended March 31, 2011 and 2010, an expense waiver was in effect which offset certain of the expenses incurred by USHO.  The total amount of the expense waiver was $45,171 for the three months ended March 31, 2011 and $80,621 for the three months ended March 31, 2010.  For the three months ended March 31, 2011 and March 31, 2010, the expenses of USHO, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $70,704 and $113,535, respectively, and after allowance for the expense waiver, totaled $25,533 and $32,914, respectively.

USHO is responsible for paying its portion of the directors’ and officers’ liability insurance of all affiliated funds for which USCF serves as general partner and sponsor (all affiliated funds including the United States Commodity Index Fund (“USCI”)) and the fees and expenses of the independent directors who also serve as audit committee members of those affiliated USCF funds organized as limited partnerships (all affiliated funds, excluding USCI).  Affiliated funds of USHO include the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”), the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”), the United States Brent Oil Fund, LP (“USBO”) and USCI.  USHO shares the fees and expenses with each affiliated fund, as described above, based on the relative assets of each fund computed on a daily basis.  These fees and expenses for the year ending December 31, 2011 are estimated to be a total of $540,000 for all affiliated funds.  By comparison, for the year ended December 31, 2010, these fees and expenses amounted to a total of $1,107,140 for all affiliated funds, and USHO’s portion of such fees and expenses was $2,864.  Effective as of April 1, 2010, USHO became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF and the affiliated funds, except USCI.

USHO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Heating Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).  During the three months ended March 31, 2011, total commissions paid to brokers amounted to $1,799.  By comparison, during the three months ended March 31, 2010, total commissions paid to brokers amounted to $3,572.  The decrease in the total commissions paid to brokers for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily a function of fewer Futures Contracts traded during the three months ended March 31, 2011. As an annualized percentage of total net assets, the figure for the three months ended March 31, 2011 represents approximately 0.06% of total net assets.  By comparison, the figure for the three months ended March 31, 2010 represented approximately 0.10% of total net assets.  However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USHO’s audit expenses and tax accounting and reporting requirements are paid by USHO.  These costs are estimated to be $200,000 for the year ending December 31, 2011.  USCF, though under no obligation to do, agreed to pay certain costs for tax reporting and audit expenses normally borne by USHO, to the extent that such expenses exceed 0.15% (15 basis points) of USHO's NAV, on an annualized basis, through at least June 30, 2011.  USCF has no obligation to continue such payments into subsequent periods.

Dividend and Interest Income. USHO seeks to invest its assets such that it holds Futures Contracts and Other Heating Oil-Related Investments in an amount equal to the total net assets of its portfolio.  Typically, such investments do not require USHO to pay the full amount of the contract value at the time of purchase, but rather require USHO to post an amount as a margin deposit against the eventual settlement of the contract.  As a result, USHO retains an amount that is approximately equal to its total net assets, which USHO invests in Treasuries, cash and/or cash equivalents.  This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USHO’s custodian bank.  The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis.  For the three months ended March 31, 2011, USHO earned $834 in dividend and interest income on such cash and/or cash equivalents.  Based on USHO’s average daily total net assets, this was equivalent to an annualized yield of 0.03%.  USHO did not purchase Treasuries during the three months ended March 31, 2011 and held only cash and/or cash equivalents during this time period.  By comparison, for the three months ended March 31, 2010, USHO earned $873 in dividend and interest income on such cash and/or cash equivalents.  Based on USHO’s average daily total net assets, this was equivalent to an annualized yield of 0.02%.  USHO did not purchase Treasuries during the three months ended March 31, 2010 and held only cash and/or cash equivalents during this time period.  Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were slightly higher during the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  As a result, the amount of income earned by USHO as a percentage of total net assets was higher during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Tracking USHO’s Benchmark

USCF seeks to manage USHO’s portfolio such that changes in its average daily NAV, on a percentage basis, closely track the changes in the average daily price of the Benchmark Futures Contract, also on a percentage basis.  Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in USHO’s NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contract.  As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-valuation day time period was 0.5% per day, USCF would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results).  USHO’s portfolio management goals do not include trying to make the nominal price of USHO’s NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for heating oil.  USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed heating oil Futures Contracts.

For the 30 valuation days ended March 31, 2011, the simple average daily change in the Benchmark Futures Contract was 0.378%, while the simple average daily change in the NAV of USHO over the same time period was 0.373%.  The average daily difference was -0.006% (or -0.6 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was 0.267%, meaning that over this time period USHO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.  The first chart below shows the daily movement of USHO’s NAV versus the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended March 31, 2011.  The second chart below shows the monthly total returns of USHO as compared to the monthly value of the Benchmark Futures Contract since inception.

Since the commencement of the offering of USHO’s units to the public on April 9, 2008 to March 31, 2011, the simple average daily change in the Benchmark Futures Contract was -0.011%, while the simple average daily change in the NAV of USHO over the same time period was -0.012%.  The average daily difference was -0.001% (or -0.1 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -0.592%, meaning that over this time period USHO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the three months ended March 31, 2011, the actual total return of USHO as measured by changes in its NAV was 21.36%.  This is based on an initial NAV of $29.82 on December 31, 2010 and an ending NAV as of March 31, 2011 of $36.19.  During this time period, USHO made no distributions to its unitholders.  However, if USHO’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, USHO would have had an estimated NAV of $36.29 as of March 31, 2011, for a total return over the relevant time period of 21.70%.  The difference between the actual NAV total return of USHO of 21.36% and the expected total return based on the Benchmark Futures Contract of 21.70% was an error over the time period of -0.337%, which is to say that USHO’s actual total return underperformed the benchmark result by that percentage.  USCF believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses that USHO pays, offset in part by the income that USHO collects on its cash and cash equivalent holdings.  During the three months ended March 31, 2011, USHO received dividend and interest income of $834, which is equivalent to a weighted average income rate of 0.03% for such period.  In addition, during the three months ended March 31, 2011, USHO also collected $1,000 from its Authorized Purchasers for creating or redeeming baskets of units.  This income also contributed to USHO’s actual return.  During the three months ended March 31, 2011, USHO incurred net expenses of $25,533.  Income from dividends and interest and Authorized Purchaser collections net of expenses was $(23,699), which is equivalent to an annualized weighted average net income rate of (0.86)% for the three months ended March 31, 2011.

By comparison, for the three months ended March 31, 2010, the actual total return of USHO as measured by changes in its NAV was 1.13%.  This was based on an initial NAV of $27.54 on December 31, 2009 and an ending NAV as of March 31, 2010 of $27.85.  During this time period, USHO made no distributions to its unitholders. However, if USHO’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, USHO would have had an estimated NAV of $27.90 as of March 31, 2010, for a total return over the relevant time period of 1.32%.  The difference between the actual NAV total return of USHO of 1.13% and the expected total return based on the Benchmark Futures Contract of 1.32% was an error over the time period of 0.19%, which is to say that USHO’s actual total return underperformed the benchmark result by that percentage.  USCF believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses that USHO paid, offset in part by the income that USHO collected on its cash and cash equivalent holdings.  During the three months ended March 31, 2010, USHO received dividend and interest income of $873, which is equivalent to a weighted average income rate of 0.02% for such period.  In addition, during the three months ended March 31, 2010, USHO also collected $1,000 from its Authorized Purchasers for creating or redeeming baskets of units.  This income also contributed to USHO’s actual return.  During the three months ended March 31, 2010, USHO incurred net expenses of $32,914.  Income from dividends and interest and Authorized Purchaser collections net of expenses was $(31,041) which is equivalent to an annualized weighted average net income rate of (0.83)% for the three months ended March 31, 2010.

There are currently three factors that have impacted or are most likely to impact USHO’s ability to accurately track its Benchmark Futures Contract.

First, USHO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which USHO executes the trade.  In that case, USHO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily NAV of USHO to either be too high or too low relative to the changes in the Benchmark Futures Contract.  During the three months ended March 31, 2011, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price.  However, it may not always be possible for USHO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USHO’s attempt to track the Benchmark Futures Contract over time.

Second, USHO earns dividend and interest income on its cash and cash equivalents.  USHO is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the three months ended March 31, 2011.  Interest payments, and any other income, were retained within the portfolio and added to USHO’s NAV.  When this income exceeds the level of USHO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USHO will realize a net yield that will tend to cause daily changes in the NAV of USHO to track slightly higher than daily changes in the Benchmark Futures Contract.  During the three months ended March 31, 2011, USHO earned, on an annualized basis, approximately 0.03% on its cash holdings.  It also incurred cash expenses on an annualized basis of 0.60% for management fees and approximately 0.06% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.26% for other net expenses.  The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.89)% and affected USHO’s ability to track its benchmark.  If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease.  Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase.  When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, USHO may hold Other Heating Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements.  In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the NAV of USHO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract.  During the three months ended March 31, 2011, USHO did not hold any Other Heating Oil-Related Investments.  If USHO increases in size, and due to its obligations to comply with regulatory limits, USHO may invest in Other Heating Oil-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

The chart below compares the price of the near month contract to the price of the next month contract over the last 10 years (2001-2010) for heating oil.  When the price of the near month contract is higher than the price of the next month contract, the market would be described as being in backwardation.  When the price of the near month contract is lower than the price of the next month contract, the market would be described as being in contango. Although the prices of the near month contract and the price of the next month contract do tend to move up or down together, it can be seen that at times the near month prices are clearly higher than the price of the next month contract (backwardation), and other times they are below the price of the next month contract (contango).  In addition, investors can observe that heating oil prices, both near month and next month, often display a seasonal pattern in which the price of heating oil tends to rise in the winter months and decline in the summer months.  This mirrors the physical demand for heating oil, which typically peaks in the winter.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the next month heating oil futures contract from the dollar price of the near month heating oil futures contract.  If the resulting number is a positive number, then the price of the near month contract is higher than the price of the next month and the market could be described as being in backwardation.  If the resulting number is a negative number, then the near month price is lower than the price of the next month and the market could be described as being in contango.  The chart below shows the results from subtracting the next month contract price from the price of the near month contract for the 10-year period between 2001 and 2010.  Investors will note that the near month heating oil futures contract spent time in both backwardation and contango.  Investors will further note that the markets display a very seasonal pattern that corresponds to the seasonal demand patterns for heating oil mentioned above.  That is, in many, but not all cases, the price of the near month is higher than the next month during the middle of the winter months as the price of heating oil for delivery in those winter months rises to meet peak demand.  At the same time, the price of the near month contract, when that month is just before the onset of fall, does not rise as far or as fast as a next month contract whose delivery falls closer to the start of the winter season.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of USHO is not to have the market price of its units match, dollar for dollar, changes in the spot price of heating oil, contango and backwardation have impacted the total return on an investment in USHO units during the past year relative to a hypothetical direct investment in heating oil.  For example, an investment in USHO units made on December 31, 2010 and held to March 31, 2011 increased, based upon the changes in the NAV for USHO units on those days, by 21.36%, while the spot price of heating oil for immediate delivery during the same period increased by 22.42%.  By comparison, an investment in USHO units made on December 31, 2009 and held to March 31, 2010 increased, based upon the changes in the NAV for USHO units on those days, by 1.13%, while the spot price of heating oil for immediate delivery during the same period increased by 1.32%. (note: this comparison ignores the potential costs associated with physically owning and storing heating oil, which could be substantial).

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

Heating Oil Market.  During the three months ended March 31, 2011, the price of heating oil in the United States, as measured by changes in the price of the futures contract traded on the NYMEX that was closest to expiration, rose by approximately 22.42% from $2.5424 per gallon to $3.1125 per gallon.  Investors are cautioned that these represent prices for heating oil on a wholesale basis and should not be directly compared to retail prices.

Crude Oil Market. During the three months ended March 31, 2011, crude oil prices were impacted by several factors.  On the consumption side, demand increased inside and outside the United States as global economic growth, including emerging economies such as China and India, continued to improve during the first quarter of 2011.  On the supply side, efforts to reduce production by the Organization of the Petroleum Exporting Countries to more closely match global consumption were partially successful.  Production was also disrupted by political unrest in the Middle East, particularly Libya, which reduced global supply by approximately 1.8 million barrels per day.  Crude oil prices finished the first quarter of 2011 approximately 16.79% higher than at the beginning of the year, though investors looked forward to continued improvements in the global economy.  USCF believes, however, that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels.

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

Heating Oil Price Movements in Comparison to Other Energy Commodities and Investment Categories.  USCF believes that investors frequently measure the degree to which prices or total returns of one investment or asset class move up or down in value in concert with another investment or asset class.  Statistically, such a measure is usually done by measuring the correlation of the price movements of the two different investments or asset classes over some period of time.  The correlation is scaled between 1 and -1, where 1 indicates that the two investment options move up or down in price or value together, known as “positive correlation,” and -1 indicates that they move in completely opposite directions, known as “negative correlation.”  A correlation of 0 would mean that the movements of the two are neither positively nor negatively correlated, known as “non-correlation.”  That is, the investment options sometimes move up and down together and other times move in opposite directions.

For the ten-year time period between March 31, 2001 and March 31, 2011, the chart below compares the monthly movements of heating oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.  It can be seen that over this particular time period, the movement of heating oil on a monthly basis was not strongly correlated, positively or negatively, with the movements of large cap U.S. equities, U.S. government bonds or global equities.  However, movements in heating oil had a strong positive correlation to movements in crude oil and unleaded gasoline.  Finally, heating oil had a positive, but weak, correlation with natural gas.

Correlation Matrix March 31, 2001-2011	Large Cap U.S. Equities (S&P 500)	U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Natural Gas	Heating Oil
Large Cap U.S. Equities (S&P 500)	1,000	-0.336	0.968	0.214	0.175	0.059	0.186
U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.303	-0.168	-0.242	0.096	-0.126
Global Equities (FTSE World Index)			1.000	0.308	0.235	0.109	0.270
Crude Oil				1.000	0.756	0.399	0.846
Unleaded Gasoline					1.000	0.309	0.721
Natural Gas						1.000	0.484
Heating Oil							1.000
Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart.  Over the one-year period ended March 31, 2011, heating oil continued to have a strong positive correlation with crude oil and unleaded gasoline.  During this period, it also had no real correlation with the movements of natural gas compared to what it had displayed over the ten-year period ended March 31, 2011.  The correlation between heating oil and both large cap U.S. equities and global equities, which had been essentially non-correlated over the ten-year period ended March 31, 2011, displayed results that indicated that they had a positive correlation over this shorter time period particularly due to the recent recovery in the U.S. and global economies.  Finally, the results showed that heating oil and U.S. government bonds, which had essentially been non-correlated for the ten-year period ended March 31, 2011, were negatively correlated over this more recent time period.

Correlation Matrix 12 months ended March 31, 2011	Large Cap U.S. Equities (S&P 500)	U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Natural Gas	Heating Oil
Large Cap U.S. Equities (S&P 500)	1.000	-0.709	0.974	0.774	0.657	0.090	0.795
U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.621	-0.689	-0.721	-0.275	-0.654
Global Equities (FTSE World Index)			1.000	0.771	0.621	0.044	0.781
Crude Oil				1.000	0.957	0.248	0.883
Unleaded Gasoline					1.000	0.217	0.829
Natural Gas						1.000	-0.063
Heating Oil							1.000

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Investors are cautioned that the historical price relationships between heating oil and various other energy commodities, as well as other investment asset classes, as measured by correlation may not be reliable predictors of future price movements and correlation results.  The results pictured above would have been different if a different range of dates had been selected.  USCF believes that heating oil has historically not demonstrated a strong correlation with equities or bonds over long periods of time.  However, USCF also believes that in the future it is possible that heating oil could have long-term correlation results that indicate prices of heating oil more closely track the movements of equities or bonds.  In addition, USCF believes that, when measured over time periods shorter than ten years, there will always be some periods where the correlation of heating oil to equities and bonds will be either more strongly positively correlated or more strongly negatively correlated than the long-term historical results suggest.

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

USCF has evaluated the nature and types of estimates that it makes in preparing USHO’s condensed financial statements and related disclosures and has determined that the valuation of its investments, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy.  The values which are used by USHO for its Futures Contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis.  In addition, USHO estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents.  These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

Liquidity and Capital Resources

USHO has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations.  USHO has met, and it is anticipated that USHO will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments, or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times.  USHO’s liquidity needs include: redeeming units, providing margin deposits for its existing Futures Contracts or the purchase of additional Futures Contracts and posting collateral for its over-the-counter contracts, except as noted below, and payment of its expenses, summarized below under “Contractual Obligations.”

USHO currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) income earned on cash and/or cash equivalents.  USHO has allocated substantially all of its net assets to trading in Heating Oil Interests.  USHO invests in Heating Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Heating Oil-Related Investments.  A significant portion of USHO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Heating Oil Interests.  The balance of the net assets is held in USHO’s account at its custodian bank.  Income received from USHO’s money market funds is paid to USHO.  During the three months ended March 31, 2011, USHO’s expenses exceeded the income USHO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets.  To the extent expenses exceed income, USHO’s NAV will be negatively impacted.

USHO’s investments in Heating Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons.  For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.”  During a single day, no trades may be executed at prices beyond the daily limit.  Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit.  Such market conditions could prevent USHO from promptly liquidating its positions in Futures Contracts.  During the three months ended March 31, 2011, USHO was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USHO cannot predict whether such an event may occur in the future.

Prior to the initial offering of USHO, all payments with respect to USHO’s expenses were paid by USCF.  USHO does not have an obligation or intention to refund such payments by USCF.  USCF is under no obligation to pay USHO’s current or future expenses.  Since the initial offering of units, USHO has been responsible for expenses relating to: (i) management fees, (ii) brokerage fees and commissions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its units subsequent to the initial offering, (v) other expenses, including certain tax reporting costs, (vi) fees and expenses of the independent directors of USCF and (vii) other extraordinary expenses not in the ordinary course of business, while USCF has been responsible for expenses relating to the fees of USHO’s Marketing Agent, Administrator and Custodian and registration expenses relating to the initial offering of units.  If USCF and USHO are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, USHO will terminate and investors may lose all or part of their investment.

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

Credit Risk

When USHO enters into Futures Contracts and Other Heating Oil-Related Investments, it is exposed to the credit risk that the counterparty will not be able to meet its obligations.  The counterparty for the Futures Contracts traded on the NYMEX and on most other futures exchanges is the clearinghouse associated with the particular exchange.  In general, in addition to margin required to be posted by the clearinghouse in connection with cleared trades, the clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk.  Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions.  There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to USHO in such circumstances.

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

If, in the future, USHO purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of March 31, 2011, USHO had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $10,499,603.  This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of March 31, 2011, USHO has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USHO.  While USHO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USHO’s financial position.

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

USCF  pays the fees of USHO’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of USHO’s condensed financial statements and its SEC and CFTC reports.  USCF and USHO have also entered into a licensing agreement with the NYMEX pursuant to which USHO and the affiliated funds managed by USCF, other than USBO and USCI, pay a licensing fee to the NYMEX.  USHO also pays the fees and expenses associated with its tax accounting and reporting requirements with the exception of certain initial implementation service fees and base service fees, which are borne by USCF.  USCF, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by USHO to the extent that such expenses exceed 0.15% (15 basis points) of USHO’s NAV, on an annualized basis, through at least June 30, 2011.  USCF has no obligation to continue such payments into subsequent periods.

In addition to USCF’s management fee, USHO pays its brokerage fees (including fees to a futures commission merchant), over-the-counter dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of units, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses.  The latter are expenses not incurred in the ordinary course of USHO’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation.  Commission payments to a futures commission merchant are on a contract-by-contract, or round turn, basis.  USHO also pays a portion of the fees and expenses of the independent directors of USCF.  See Note 3 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

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

As of March 31, 2011, USHO’s portfolio consisted of 83 Heating Oil Futures HO Contracts traded on the NYMEX.  For a list of USHO’s current holdings, please see USHO’s website at www.unitedstatesheatingoilfund.com.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives (Including Spreads and Straddles)

In the future, USHO may purchase over-the-counter contracts (“OTC Contracts”).  Unlike most exchange-traded Futures Contracts or exchange-traded options on such futures, each party to an OTC Contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

Some heating oil-based derivatives transactions contain fairly generic terms and conditions and are available from a wide range of participants.  Other heating oil-based derivatives have highly customized terms and conditions and are not as widely available.  Many of these OTC Contracts are cash-settled forwards for the future delivery of heating oil- or petroleum-based fuels that have terms similar to the Futures Contracts.  Others take the form of “swaps” in which the two parties exchange cash flows based on pre-determined formulas tied to the spot price of heating oil, forward heating oil price or heating oil futures price.  In these swaps, a party pays a fixed price per unit and the other pays a variable price based on the average prince of futures contracts for a specified period or the price on a specific date, with payments typically made between the parties on a net basis.  For example, USHO may enter into OTC derivative contracts whose value will be tied to changes in the difference between the spot price of heating oil, the price of Futures Contracts traded on the NYMEX and the prices of other Futures Contracts in which USHO may invest.

To reduce the credit risk that arises in connection with such contracts, USHO will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc. that provides for the netting of USHO’s overall exposure to its counterparty.

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an over-the-counter contract pursuant to guidelines approved by USCF’s board of directors (the “Board”).  Furthermore, USCF on behalf of USHO only enters into OTC Contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC.  Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel.  Existing counterparties are also reviewed periodically by USCF.  USHO will also require that the counterparty be highly rated and/or provide collateral or other credit support.  Even if collateral is used to reduce counterparty risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

The Dodd-Frank Act requires the CFTC and SEC to establish both “initial and variation margin requirements” on all swaps that are not cleared by a registered clearing organization (i.e., uncleared swaps).  In addition, the Dodd-Frank Act provides parties who post initial margin to a swap dealer or major swap participant with a statutory right to insist that such margin be held in a segregated account with an independent custodian.  At this time, the CFTC has proposed rules addressing margin requirements and the statutory right of certain market participants but has not implemented any rules on these issues.  On April 12, 2011, the Prudential Regulators and the CFTC issued proposed rules establishing minimum initial and variation margin collection requirements for Covered Swap Entities, which if adopted, would require Covered Swap Entities to collect minimum initial and variation margin amounts from swap counterparties.  The Prudential Regulators’ proposed rules would apply to those Covered Swap Entities that are regulated by the Prudential Regulators and the CFTC’s proposed rules would apply to Covered Swap Entities that are not regulated by the Prudential Regulators.

The amount of initial and variation margin that Covered Swap Entities would be required to collect under the proposed rules varies based on whether their counterparty to a particular swap is (1) a Covered Swap Entity, (2) a “high-risk” financial entity end-user, (3) a “low-risk” financial entity end-user (e.g., financial entities subject to capital requirements imposed by bank or insurance regulators, that predominantly use swaps to hedge and that do not have significant swap exposure) or (4) a non-financial end-user.  With certain exceptions not applicable to USHO and the affiliated funds managed by USCF, Covered Swap Entities would not be required to post initial or variation margin to any of their counterparties except for other Covered Swap Entities.

Covered Swap Entities and all financial entity end-users would be required to post initial margin and variation margin when they enter into swaps with Covered Swap Entities.  Margin posted by “low-risk” financial entity end-users could be subject to thresholds under the proposed rules.  As commodity pools, USHO and the affiliated funds managed by USCF would be “high-risk” financial entity end-users and would therefore have to post margin without thresholds.

On April 27, 2011, the CFTC voted to propose rules for capital requirements for Covered Swap Entities that are not regulated by a Prudential Regulator.  Covered Swap Entities that are regulated by a Prudential Regulator will be subject to the capital requirements already imposed by such Prudential Regulator.  In general, higher levels of capital would be imposed on Covered Swap Entities that do not collect margin from their counterparties (or that collect margin subject to thresholds) in connection with their swaps, and could increase the costs of such swaps.  The rules proposed in April 2011 are currently open to the public for comment at the time of the filing of this quarterly report on Form 10-Q.

In general, valuing OTC derivatives is less certain than valuing actively traded financial instruments such as exchange-traded futures contracts and securities or cleared swaps because the price and terms on which such OTC derivatives are entered into or can be terminated are individually negotiated, and those prices and terms may not reflect the best price or terms available from other sources.  In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating OTC Contracts, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction.  As a result, it may be difficult to obtain an independent value for an outstanding OTC derivatives transaction.

USHO may employ spreads or straddles in its trading to mitigate the differences in its investment portfolio and its goal of tracking the price of the Benchmark Futures Contract.  USHO would use a spread when it chooses to take simultaneous long and short positions in futures written on the same underlying asset, but with different delivery months.  The effect of holding such combined positions is to adjust the sensitivity of USHO to changes in the price relationship between futures contracts, which will expire sooner, and those that will expire later.  USHO would use such a spread if USCF felt that taking such long and short positions, when combined with the rest of its holdings, would more closely track the investment goals of USHO, or if USCF felt it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in heating oil prices.  USHO would enter into a straddle when it chooses to take an option position consisting of a long (or short) position in both a call option and put option.  The economic effect of holding certain combinations of put options and call options can be very similar to that of owning the underlying futures contracts.  USHO would make use of such a straddle approach if, in the opinion of USCF, the resulting combination would more closely track the investment goals of USHO or if it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in heating oil prices.

During the three months ended March 31, 2011, USHO did not employ any hedging methods such as those described above since all of its investments were made over an exchange.  Therefore, during such period, USHO was not exposed to counterparty risk.

USHO anticipates that the use of Other Heating Oil-Related Investments together with its investments in Futures Contracts will produce price and total return results that closely track the investment goals of USHO.  However, there can be no assurance of this.  OTC Contracts may result in higher transaction-related expenses than the brokerage commissions paid in connection with the purchase of Futures Contracts, which may impact USHO’s ability to successfully track the Benchmark Futures Contract.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors previously disclosed in USHO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 30, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4. Removed and Reserved.

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

Item 6.  Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.

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

Date: May 16, 2011

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 16, 2011