Form 10-Q
period 2011-06-30
United States Heating Oil Fund, LP
filed 2011-08-15
CIK 1396877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2011.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34016

United States Heating Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-8837345
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1320 Harbor Bay Parkway, Suite 145

Alameda, California 94502

(Address of principal executive offices) (Zip code)

(510) 522-9600

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

UNITED STATES HEATING OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Heating Oil Fund, LP

Condensed Statements of Financial Condition

At June 30, 2011 (Unaudited) and December 31, 2010

	December 31, 2010	December 31, 2010
	June 30, 2011	December 31, 2010
Assets
Cash and cash equivalents (Note 5)	$5,666,394	$10,405,533
Equity in UBS Securities LLC trading accounts:
Cash	1,029,655	1,039,996
Unrealized gain (loss) on open commodity futures contracts	(162,389)	267,658
Receivable from General Partner (Note 3)	91,597	182,968
Dividend receivable	45	313
Other assets	234,924	238,532

Total assets	$6,860,226	$12,135,000

Liabilities and Partners’ Capital
Professional fees payable	$99,188	$199,658
General Partner management fees payable (Note 3)	3,389	5,965
Brokerage commissions payable	171	371
Other liabilities	777	797

Total liabilities	103,525	206,791

Commitments and Contingencies (Notes 3, 4 and 5)

Partners’ Capital
General Partner	—	—
Limited Partners	6,756,701	11,928,209

Total Partners’ Capital	6,756,701	11,928,209

Total liabilities and partners’ capital	$6,860,226	$12,135,000

Limited Partners’ units outstanding	200,000	400,000

Net asset value per unit	$33.78	$29.82

Market value per unit	$33.66	$29.86

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2011

	Number of Contracts	Loss on Open Commodity Contracts	% of Partners’ Capital

Open Futures Contracts - Long
United States Contracts
NYMEX Heating Oil Futures HO August 2011 contracts, expiring July 2011	54	$(162,389)	(2.40)

	Principal Amounts	Market Value

Cash Equivalents
United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	$17	$17	0.00
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	5,500,908	5,500,908	81.41

Total Cash Equivalents		$5,500,925	81.41

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2011 and 2010

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(490,845)	$(678,383)	$1,795,740	$325,135
Change in unrealized loss on open positions	(294,857)	(597,614)	(430,047)	(1,508,737)
Dividend income	212	908	973	1,621
Interest income	51	244	124	404
Other income	1,000	2,000	2,000	3,000

Total income (loss)	(784,439)	(1,272,845)	1,368,790	(1,178,577)

Expenses
Professional fees	49,868	42,500	99,188	128,700
General Partners management fees (Note 3)	13,768	18,220	30,364	40,535
Brokerage commissions	1,398	2,666	3,197	6,238
Other expenses	2,682	3,227	5,671	4,675

Total expenses	67,716	66,613	138,420	180,148

Expense waiver (Note 3)	(46,426)	(37,945)	(91,597)	(118,566)

Net expenses	21,290	28,668	46,823	61,582

Net income (loss)	$(805,729)	$(1,301,513)	$1,321,967	$(1,240,159)

Net income (loss) per limited partnership unit	$(2.41)	$(2.81)	$3.96	$(2.50)

Net income (loss) per weighted average limited partnership unit	$(3.11)	$(2.87)	$4.38	$(2.42)

Weighted average limited partnership units outstanding	259,341	453,846	301,657	512,155

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the six months ended June 30, 2011

	General Partner	Limited Partners	Total
Balances, at December 31, 2010	$—	$11,928,209	$11,928,209
Redemption of 200,000 partnership units	—	(6,493,475)	(6,493,475)
Net income	—	1,321,967	1,321,967

Balances, at June 30, 2011	$—	$6,756,701	$6,756,701

Net Asset Value Per Unit:
At December 31, 2010	$29.82

At June 30, 2011	$33.78

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2011 and 2010

	Six months ended June 30, 2011	Six months ended June 30, 2010
Cash Flows from Operating Activities:
Net income (loss)	$1,321,967	$(1,240,159)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash	10,341	(228,522)
Unrealized loss on futures contracts	430,047	1,508,737
Decrease in receivable from General Partner	91,371	92,961
(Increase) decrease in dividend receivable and other assets	3,876	(52,796)
Decrease in professional fees payable	(100,470)	(97,050)
Decrease in General Partner management fees payable	(2,576)	(3,285)
Decrease in brokerage commissions payable	(200)	(375)
Decrease in other liabilities	(20)	(144)

Net cash provided by (used in) operating activities	1,754,336	(20,633)

Cash Flows from Financing Activities:
Redemption of partnership units	(6,493,475)	(7,771,832)

Net cash used in financing activities	(6,493,475)	(7,771,832)

Net Decrease in Cash and Cash Equivalents	(4,739,139)	(7,792,465)

Cash and Cash Equivalents, beginning of period	10,405,533	13,521,796

Cash and Cash Equivalents, end of period	$5,666,394	$5,729,331

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended June 30, 2011 (Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

The United States Heating Oil Fund, LP (“USHO”) was organized as a limited partnership under the laws of the state of Delaware on April 13, 2007. USHO is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USHO’s units traded on the American Stock Exchange (the “AMEX”). USHO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of March 7, 2008 (the “LP Agreement”). The investment objective of USHO is for the daily changes in percentage terms of its units’ net asset value to reflect the daily changes in percentage terms of the spot price of heating oil (also known as No. 2 fuel oil) for delivery to the New York harbor, as measured by the changes in the price of the futures contract for heating oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USHO’s expenses. It is not the intent of USHO to be operated in a fashion such that the net asset value will equal, in dollar terms, the spot price of heating oil or any particular futures contract based on heating oil. United States Commodity Funds LLC (“USCF”) believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Heating Oil-Related Investments (as defined below). USHO accomplishes its objective through investments in futures contracts for heating oil, crude oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other heating oil-related investments such as cash-settled options on Futures Contracts, forward contracts for heating oil, cleared swap contracts and over-the-counter transactions that are based on the price of heating oil, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Heating Oil-Related Investments”). As of June 30, 2011, USHO held 54 Futures Contracts for heating oil traded on the NYMEX.

USHO commenced investment operations on April 9, 2008 and has a fiscal year ending on December 31. USCF is responsible for the management of USHO. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. USCF is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”) and the United States Gasoline Fund, LP (“UGA”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UGA” on February 26, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s and UGA’s units commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), a series of the United States Commodity Index Funds Trust (the “Trust”), which listed its units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010. USCF has also filed a registration statement to register units of the United States Metals Index Fund, the United States Agriculture Index Fund and the United States Copper Index Fund, three additional series of the Trust.

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

In addition, from July 1, 2011 to December 31, 2011, Authorized Purchasers pay USHO a $350 fee for each order placed to create one or more Creation Baskets or to redeem one or more baskets consisting of 100,000 units (“Redemption Baskets”); prior to July 1, 2011, this fee was $1,000. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the net asset value of USHO but rather at market prices quoted on such exchange.

In April 2008, USHO initially registered 10,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 9, 2008, USHO listed its units on the AMEX under the ticker symbol “UHN”. On that day, USHO established its initial net asset value by setting the price at $50.00 per unit and issued 200,000 units in exchange for $10,001,000. USHO also commenced investment operations on April 9, 2008, by purchasing Futures Contracts traded on the NYMEX based on heating oil. As of June 30, 2011, USHO had registered a total of 60,000,000 units.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments, which are, in the opinion of USCF, necessary for the fair presentation of the condensed financial statements for the interim period.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In accordance with GAAP, USHO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USHO files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USHO is not subject to income tax return examinations by major taxing authorities for years before 2007 (year of inception). The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USHO recording a tax liability that reduces net assets. However, USHO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. USHO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2011.

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by USCF at June 30, 2011.

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

NOTE 3 – FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

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

Ongoing Registration Fees and Other Offering Expenses

USHO pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2011 and 2010, USHO incurred $3,620 and $835, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

USHO is responsible for paying its portion of the directors’ and officers’ liability insurance of all affiliated funds for which USCF serves as general partner or sponsor (all affiliated funds including USCI) and the fees and expenses of the independent directors who also serve as audit committee members of those affiliated USCF funds organized as limited partnerships (all affiliated funds, excluding USCI). Effective as of April 1, 2010, USHO became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF and each of the affiliated funds, except USCI. USHO shares all director fees and expenses, including any that may become due pursuant to the deferred compensation agreements, with all the affiliated funds, except USCI, based on the relative assets of each fund, computed on a daily basis. These fees and expenses for the affiliated funds, except USCI, as described above, for the year ending December 31, 2011, are estimated to be a total of $540,000.

Licensing Fees

As discussed in Note 4 below, USHO entered into a licensing agreement with the NYMEX on May 30, 2007. Pursuant to the agreement, USHO and the affiliated funds managed by USCF, other than USBO and USCI, pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. During the six months ended June 30, 2011 and 2010, USHO incurred $1,243 and $1,589, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USHO’s audit expenses and tax accounting and reporting requirements are paid by USHO. These costs are estimated to be $137,000 for the year ending December 31, 2011.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, USHO pays all brokerage fees and other expenses in connection with the operation of USHO, excluding costs and expenses paid by USCF as outlined in Note 4 below. USCF, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of USHO’s NAV, on an annualized basis, through at least December 31, 2011. USCF has no obligation to continue such payments into subsequent periods.

NOTE 4 – CONTRACTS AND AGREEMENTS

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

NOTE 5 – FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

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

Through June 30, 2011, all of the futures contracts held by USHO were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USHO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USHO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USHO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USHO’s cash in money market funds that seek to maintain a stable net asset value. USHO is exposed to any risk of loss associated with an investment in these money market funds. As of June 30, 2011 and December 31, 2010, USHO had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $6,696,049 and $11,445,529, respectively. This amount is subject to loss should these institutions cease operations.

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

NOTE 6 – FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the six months ended June 30, 2011 and 2010 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the six months ended June 30, 2011 (Unaudited)	For the six months ended June 30, 2010 (Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$29.82	$27.54
Total income (loss)	4.12	(2.42)
Total expenses	(0.16)	(0.08)

Net increase (decrease) in net asset value	3.96	(2.50)

Net asset value, end of period	$33.78	$25.04

Total Return	13.28%	(9.08)%

Ratios to Average Net Assets
Total income (loss)	13.41%	(8.65)%

Management fees*	0.60%	0.60%

Total expenses excluding management fees*	2.13%	2.07%

Expenses waived*	(1.81)%	(1.76)%

Net expenses excluding management fees*	0.32%	0.31%

Net income (loss)	12.95%	(9.10)%

*  Annualized

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

The following table summarizes the valuation of USHO’s securities at December 31, 2010 using the fair value hierarchy:

	000000000	000000000	000000000	000000000
At December 31, 2010	Total	Level I	Level II	Level III
Short-Term Investments	$9,307,152	$9,307,152	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	267,658	267,658	—	—

During the year ended December 31, 2010, there were no significant transfers between Level I and Level II.

The following table summarizes the valuation of USHO’s securities at June 30, 2011 using the fair value hierarchy:

	000000000	000000000	000000000	000000000
At June 30, 2011	Total	Level I	Level II	Level III
Short-Term Investments	$5,500,925	$5,500,925	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(162,389)	(162,389)	—	—

During the six months ended June 30, 2011, there were no significant transfers between Level I and Level II.

Effective January 1, 2009, USHO adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	December 31,	December 31,	December 31,
Derivatives not Accounted for as Hedging Instruments	Condensed Statement of Financial Condition	Fair Value At June 30, 2011	Fair Value At December 31, 2010
Futures -
Commodity Contracts	Assets	$(162,389)	$267,658

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended June 30, 2011		For the six months ended June 30, 2010
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income
Futures – Commodity Contracts	Realized gain on closed positions	$1,795,740		$325,135
	Change in unrealized loss on open positions		$(430,047)		$(1,508,737)

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU No. 2011-04 clarifies existing requirements for measuring fair value and for disclosure about fair value measurements in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Nonpublic entities may apply the amendments early, but no earlier than for interim periods beginning after December 15, 2011. The implementation of ASU No. 2011-04 is not expected to have a material impact on USHO’s financial statement disclosures.

In January 2010, FASB issued ASU No. 2010-06 “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 clarifies existing disclosure and requires additional disclosures regarding fair value measurements. Effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, entities will need to disclose information about purchases, sales, issuances and settlements of Level 3 securities on a gross basis, rather than as a net number as currently required. The implementation of ASU No. 2010-06 is not expected to have a material impact on USHO’s financial statement disclosures.

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

Introduction

USHO, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of USHO is for the daily changes in percentage terms of its units’ net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of heating oil, as measured by the changes in the price of the futures contract for heating oil (also known as No. 2 fuel oil), for delivery to the New York harbor, traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USHO’s expenses. It is not the intent of USHO to be operated in a fashion such that the NAV will equal, in dollar terms, the spot price of heating oil or any particular futures contract based on heating oil. The general partner of USHO, United States Commodity Funds LLC (“USCF”), believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Heating Oil-Related Investments (as defined below).

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

The regulation of commodity interests in the United States is subject to ongoing modification by governmental and judicial action. On July 21, 2010, a broad financial regulatory reform bill, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was signed into law.

All of the Dodd-Frank Act’s provisions will have become effective by the date of this quarterly report on Form 10-Q. However, new rules implementing, and in many cases, interpreting and clarifying, the Dodd-Frank Act’s new requirements have not been finalized. Therefore, USHO will necessarily operate in a period of regulatory uncertainty until new regulations have been finalized. Some specific examples of how the new Dodd-Frank Act provisions and rules adopted thereunder could impact USHO are discussed below.

Provisions in the Dodd-Frank Act include the requirement that position limits be established on a wide range of commodity interests including energy-based and other commodity futures contracts, certain cleared commodity swaps and certain over-the-counter commodity contracts; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for most swap transactions that are currently entered into in the over-the-counter market. The new law and the rules thereunder may negatively impact USHO’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties. Further, increased regulation of, and the imposition of additional costs on, swap transactions under the new legislation and implementing regulations could cause a reduction in the swap market and the overall derivatives markets, which could restrict liquidity and adversely affect USHO. In particular, new position limits imposed on USHO or its counterparties may impact USHO’s ability to invest in a manner that most efficiently meets its investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of USHO’s investments and doing business, which could adversely impact the ability of USHO to achieve its investment objective.

On January 13, 2011, the U.S. Commodity Futures Trading Commission (the “CFTC”) proposed new rules, which if implemented in their proposed form, would establish position limits and limit formulas for certain physical commodity futures, including Futures Contracts and options on Futures Contracts executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts. The CFTC has also proposed aggregate position limits that would apply across different trading venues to contracts based on the same underlying commodity. At this time, it is unknown precisely when such position limits would take effect. It is also unclear when the CFTC’s proposed rule regarding position limits for futures contracts held during the last few days of trading in the near month contract to expire, which, under such proposed rule are substantially similar to the position limits currently set by the exchanges, will take effect.

On April 12, 2011, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit System and the Federal Housing Finance Agency (collectively, the “Prudential Regulators”) and the CFTC issued proposed rules establishing minimum initial and variation margin collection requirements for certain swap dealers and major swap participants (collectively, “Covered Swap Entities”), which if adopted, would require Covered Swap Entities to collect minimum initial and variation margin amounts from swap counterparties. The public comment period for these rules was extended on June 23, 2011. The Prudential Regulators’ proposed rules would apply to those Covered Swap Entities that are regulated by the Prudential Regulators and the CFTC’s proposed rules would apply to Covered Swap Entities that are not regulated by the Prudential Regulators.

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

The CFTC and the SEC have proposed joint rules defining “swaps” and “security-based swaps,” which would provide additional clarity regarding which transactions will be regulated as such under the Dodd-Frank Act and, more specifically, whether and how new CFTC and SEC rules will apply to USHO. The CFTC has now issued proposed versions of all of the rules it is required to promulgate under the Dodd-Frank Act but, with one exception not applicable to USHO and the affiliated funds managed by USCF, the CFTC has not promulgated any final rules or indicated when such final rules would take effect. On July 14, 2011, the CFTC issued an order providing temporary relief from certain swaps-related provisions of Title VII that would have automatically taken effect on July 16, 2011. The final order granted temporary exemptive relief that, by its terms, expires upon the earlier of the effective date of the required final rulemaking or December 31, 2011. The effect of the future regulatory change on USHO is impossible to predict, but it could be substantial and adverse.

USCF, which is registered as a commodity pool operator (“CPO”) with the CFTC, is authorized by the Amended and Restated Agreement of Limited Partnership of USHO (the “LP Agreement”) to manage USHO. USCF is authorized by USHO in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or futures commission merchants.

Price Movements

Heating oil futures prices exhibited moderate daily swings during the six months ended June 30, 2011 along with a general upward trend. The price of the Benchmark Futures Contract started the period at $2.54 per gallon. It hit a peak on April 8, 2011 at a price of $3.32 per gallon. The low of the period was on January 7, 2011 when the price dropped to $2.49 per gallon. The period ended with the Benchmark Futures Contract at $2.95 per gallon, up approximately 15.89% over the period. USHO’s NAV began the period at $29.82 per unit and reached its high for the period on April 8, 2011 at $38.60 per unit. USHO’s NAV reached its low for the period on January 7, 2011 at $29.16 per unit. USHO’s NAV on June 30, 2011 was $33.78, up approximately 13.28% for the period. The Benchmark Futures Contract prices listed above began with the February 2011 contract and ended with the August 2011 contract. The return of approximately 15.89% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in heating oil Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result. Furthermore, the change in the nominal price of these differing heating oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USHO seeks to track, which are more fully described below in the section titled “Tracking USHO’s Benchmark”.

During the six months ended June 30, 2011, the heating oil futures market was in a state of contango, with the exception of brief periods in early February 2011 and early June 2011, meaning that the price of the near month heating oil Futures Contract was typically lower than the price of the next month heating oil Futures Contract, or contracts further away from expiration. A backwardation market is one in which the price of the near month heating oil Futures Contract is higher than the price of the next month heating oil Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Heating Oil Futures Prices and the Impact on Total Returns” below.

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

Results of Operations and the Heating Oil Market

Results of Operations. On April 9, 2008, USHO listed its units on the American Stock Exchange (the “AMEX”) under the ticker symbol “UHN.” On that day, USHO established its initial offering price at $50.00 per unit and issued 200,000 units to the initial authorized purchaser, Merrill Lynch Professional Clearing Group, in exchange for $10,001,000 in cash. As a result of the acquisition of the AMEX by NYSE Euronext, USHO’s units no longer trade on the AMEX and commenced trading on the NYSE Arca on November 25, 2008.

Since its initial offering of 10,000,000 units, USHO registered one subsequent offering of its units: 50,000,000 units which were registered with the SEC on April 30, 2010. Units offered by USHO in the subsequent offering were sold by it for cash at the units’ NAV as described in the applicable prospectus. As of June 30, 2011, USHO had issued 900,000 units, 200,000 of which were outstanding. As of June 30, 2011, there were 59,100,000 units registered but not yet issued.

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

For the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

As of June 30, 2011, the total unrealized loss on Futures Contracts owned or held on that day was $162,389, and USHO established cash deposits, including cash investments in money market funds, that were equal to $6,696,049. USHO held 84.62% of its cash assets in overnight deposits and money market funds at its custodian bank, while 15.38% of the cash balance was held as margin deposits for the Futures Contracts purchased. The ending per unit NAV on June 30, 2011 was $33.78.

By comparison, as of June 30, 2010, the total unrealized loss on Futures Contracts owned or held on that day was $420,525, and USHO established cash deposits, including cash investments in money market funds, that were equal to $7,714,580. USHO held 74.27% of its cash assets in overnight deposits and money market funds at its custodian bank, while 25.73% of the cash balance was held as margin deposits for the Futures Contracts purchased. The decrease in cash assets in overnight deposits and money market funds for June 30, 2011 as compared to June 30, 2010 was the result of USHO’s smaller size in the current period as measured by total net assets. The ending per unit NAV on June 30, 2010 was $25.04. The increase in the per unit NAV for June 30, 2011, as compared to June 30, 2010, was primarily a result of an increase in the value of the heating oil Futures Contracts that USHO had invested in between the period ended June 30, 2010 and the period ended June 30, 2011.

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

During the six months ended June 30, 2011, the daily average total net assets of USHO were $10,205,087. The management fee incurred by USHO during the period amounted to $30,364. By comparison, during the six months ended June 30, 2010, the daily average total net assets of USHO were $13,623,702. The management fee paid by USHO during the period amounted to $40,535.

In addition to the management fee, USHO pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the six months ended June 30, 2011 was $108,056, as compared to $139,613 for the six months ended June 30, 2010. The decrease in expenses for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, was primarily due to the relative size of USHO and its decreased brokerage fees, decreased licensing fees, decreased director fees and decreased tax reporting costs during the six months ended June 30, 2011. USHO incurred $3,620 and $835 in fees and other expenses relating to the registration and offering of additional units during the six months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011 and 2010, an expense waiver was in effect which offset certain of the expenses incurred by USHO. The total amount of the expense waiver was $91,597 for the six months ended June 30, 2011 and $118,566 for the six months ended June 30, 2010. For the six months ended June 30, 2011 and June 30, 2010, the expenses of USHO, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $138,420 and $180,148, respectively, and after allowance for the expense waiver, totaled $46,823 and $61,582, respectively.

USHO is responsible for paying its portion of the directors’ and officers’ liability insurance of all affiliated funds for which USCF serves as general partner and sponsor (all affiliated funds including the United States Commodity Index Fund (“USCI”)) and the fees and expenses of the independent directors who also serve as audit committee members of those affiliated USCF funds organized as limited partnerships (all affiliated funds, excluding USCI). Affiliated funds of USHO include the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”), the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”), the United States Brent Oil Fund, LP (“USBO”) and USCI. USHO shares the fees and expenses with each affiliated fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2011 are estimated to be a total of $540,000 for all affiliated funds, except USCI. By comparison, for the year ended December 31, 2010, these fees and expenses amounted to a total of $1,107,140 for all affiliated funds, except USCI, and USHO’s portion of such fees and expenses was $2,864. Effective as of April 1, 2010, USHO became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF and the affiliated funds, except USCI.

USHO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Heating Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the six months ended June 30, 2011, total commissions paid to brokers amounted to $3,197. By comparison, during the six months ended June 30, 2010, total commissions paid to brokers amounted to $6,238. The decrease in the total commissions paid to brokers for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 was primarily a function of fewer Futures Contracts traded during the six months ended June 30, 2011. As an annualized percentage of total net assets, the figure for the six months ended June 30, 2011 represents approximately 0.06% of total net assets. By comparison, the figure for the six months ended June 30, 2010 represented approximately 0.09% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USHO’s audit expenses and tax accounting and reporting requirements are paid by USHO. These costs are estimated to be $137,000 for the year ending December 31, 2011. USCF, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of USHO’s NAV, on an annualized basis, through at least December 31, 2011. USCF has no obligation to continue such payments into subsequent periods.

Dividend and Interest Income. USHO seeks to invest its assets such that it holds Futures Contracts and Other Heating Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USHO to pay the full amount of the contract value at the time of purchase, but rather require USHO to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USHO retains an amount that is approximately equal to its total net assets, which USHO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USHO’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the six months ended June 30, 2011, USHO earned $1,097 in dividend and interest income on such cash and/or cash equivalents. Based on USHO’s average daily total net assets, this was equivalent to an annualized yield of 0.02%. USHO did not purchase Treasuries during the six months ended June 30, 2011 and held only cash and/or cash equivalents during this time period. By comparison, for the six months ended June 30, 2010, USHO earned $2,025 in dividend and interest income on such cash and/or cash equivalents. Based on USHO’s average daily total net assets, this was equivalent to an annualized yield of 0.03%. USHO did not purchase Treasuries during the six months ended June 30, 2010 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were slightly lower during the six months ended June 30, 2011 compared to the six months ended June 30, 2010. As a result, the amount of income earned by USHO as a percentage of total net assets was lower during the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

For the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Portfolio Expenses. During the three months ended June 30, 2011, the daily average total net assets of USHO were $9,203,606. The management fee incurred by USHO during the period amounted to $13,768. By comparison, during the three months ended June 30, 2010, the daily average total net assets of USHO were $12,180,082. The management fee paid by USHO during the period amounted to $18,220.

In addition to the management fee, USHO pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended June 30, 2011 was $53,948, as compared to $48,393 for the three months ended June 30, 2010. The increase in expenses for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, was primarily due to the relative size of USHO and its increased legal costs during the three months ended June 30, 2011. USHO incurred $1,820 and $475 in fees and other expenses relating to the registration and offering of additional units during the three months ended June 30, 2011 and 2010, respectively. During the three months ended June 30, 2011 and 2010, an expense waiver was in effect which offset certain of the expenses incurred by USHO. The total amount of the expense waiver was $46,426 for the three months ended June 30, 2011 and $37,945 for the three months ended June 30, 2010. For the three months ended June 30, 2011 and 2010, the expenses of USHO, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $67,716 and $66,613, respectively, and after allowance for the expense waiver, totaled $21,290 and $28,668 respectively.

USHO is responsible for paying its portion of the directors’ and officers’ liability insurance of all affiliated funds for which USCF serves as general partner and sponsor (all affiliated funds including USCI and the fees and expenses of the independent directors who also serve as audit committee members of those affiliated USCF funds organized as limited partnerships (all affiliated funds, excluding USCI). Affiliated funds of USHO include USOF, USNG, US12OF, UGA, USSO, US12NG, USBO and USCI. USHO shares the fees and expenses with each affiliated fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2011 are estimated to be a total of $540,000 for all affiliated funds, except USCI. By comparison, for the year ended December 31, 2010, these fees and expenses amounted to a total of $1,107,140 for all affiliated funds, except USCI, and USHO’s portion of such fees and expenses was $2,864. Effective as of April 1, 2010, USHO became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF and the affiliated funds, except USCI.

USHO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Heating Oil-Related Investments or Treasuries. During the three months ended June 30, 2011, total commissions paid to brokers amounted to $1,398. By comparison, during the three months ended June 30, 2010, total commissions paid to brokers amounted to $2,666. The decrease in the total commissions paid to brokers for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 was primarily a function of fewer Futures Contracts traded during the three months ended June 30, 2011. As an annualized percentage of total net assets, the figure for the three months ended June 30, 2011 represents approximately 0.06% of total net assets. By comparison, the figure for the three months ended June 30, 2010 represented approximately 0.09% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USHO’s audit expenses and tax accounting and reporting requirements are paid by USHO. These costs are estimated to be $137,000 for the year ending December 31, 2011. USCF, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of USHO’s NAV, on an annualized basis, through at least December 31, 2011. USCF has no obligation to continue such payments into subsequent periods.

Dividend and Interest Income. USHO seeks to invest its assets such that it holds Futures Contracts and Other Heating Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USHO to pay the full amount of the contract value at the time of purchase, but rather require USHO to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USHO retains an amount that is approximately equal to its total net assets, which USHO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USHO’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended June 30, 2011, USHO earned $263 in dividend and interest income on such cash and/or cash equivalents. Based on USHO’s average daily total net assets, this was equivalent to an annualized yield of 0.01%. USHO did not purchase Treasuries during the three months ended June 30, 2011 and held only cash and/or cash equivalents during this time period. By comparison, for the three months ended June 30, 2010, USHO earned $1,152 in dividend and interest income on such cash and/or cash equivalents. Based on USHO’s average daily total net assets, this was equivalent to an annualized yield of 0.04%. USHO did not purchase Treasuries during the three months ended June 30, 2010 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were lower during the three months ended June 30, 2011 compared to the three months ended June 30, 2010. As a result, the amount of income earned by USHO as a percentage of total net assets was lower during the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

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

For the 30 valuation days ended June 30, 2011, the simple average daily change in the Benchmark Futures Contract was 0.034%, while the simple average daily change in the NAV of USHO over the same time period was 0.032%. The average daily difference was -0.002% (or -0.2 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was 2.278%, meaning that over this time period USHO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USHO’s NAV versus the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended June 30, 2011. The second chart below shows the monthly total returns of USHO as compared to the monthly value of the Benchmark Futures Contract since inception.

Since the commencement of the offering of USHO’s units to the public on April 9, 2008 to June 30, 2011, the simple average daily change in the Benchmark Futures Contract was -0.017%, while the simple average daily change in the NAV of USHO over the same time period was -0.018%. The average daily difference was -0.001% (or -0.1 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -0.487%, meaning that over this time period USHO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the six months ended June 30, 2011, the actual total return of USHO as measured by changes in its NAV was 13.28%. This is based on an initial NAV of $29.82 on December 31, 2010 and an ending NAV as of June 30, 2011 of $33.78. During this time period, USHO made no distributions to its unitholders. However, if USHO’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, USHO would have had an estimated NAV of $33.90 as of June 30, 2011, for a total return over the relevant time period of 13.68%. The difference between the actual NAV total return of USHO of 13.28% and the expected total return based on the Benchmark Futures Contract of 13.68% was an error over the time period of -0.40%, which is to say that USHO’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses that USHO pays, offset in part by the income that USHO collects on its cash and cash equivalent holdings. During the six months ended June 30, 2011, USHO received dividend and interest income of $1,097, which is equivalent to a weighted average income rate of 0.02% for such period. In addition, during the six months ended June 30, 2011, USHO also collected $2,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USHO’s actual return. However, if the total assets of USHO continue to increase, USCF believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return. During the six months ended June 30, 2011, USHO incurred net expenses of $46,823. Income from dividends and interest and Authorized Purchaser collections net of expenses was $43,726 which is equivalent to an annualized weighted average net income rate of -0.86% for the six months ended June 30, 2011.

By comparison, for the six months ended June 30, 2010, the actual total return of USHO as measured by changes in its NAV was -9.08%. This was based on an initial NAV of $27.54 on December 31, 2009 and an ending NAV as of June 30, 2010 of $25.04. During this time period, USHO made no distributions to its unitholders. However, if USHO’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, USHO would have had an estimated NAV of $25.16 as of June 30, 2010, for a total return over the relevant time period of -8.64%. The difference between the actual NAV total return of USHO of -9.08% and the expected total return based on the Benchmark Futures Contract of -8.64% was an error over the time period of -0.44%, which is to say that USHO’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses that USHO paid, offset in part by the income that USHO collected on its cash and cash equivalent holdings. During the six months ended June 30, 2010, USHO received dividend and interest income of $2,025, which is equivalent to a weighted average income rate of 0.03% for such period. In addition, during the six months ended June 30, 2010, USHO also collected $3,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USHO’s actual return. During the six months ended June 30, 2010, USHO incurred net expenses of $61,582. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(56,557) which is equivalent to an annualized weighted average net income rate of -0.84% for the six months ended June 30, 2010.

There are currently three factors that have impacted or are most likely to impact USHO’s ability to accurately track its Benchmark Futures Contract.

First, USHO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which USHO executes the trade. In that case, USHO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily NAV of USHO to either be too high or too low relative to the changes in the Benchmark Futures Contract. During the six months ended June 30, 2011, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USHO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USHO’s attempt to track the Benchmark Futures Contract over time.

Second, USHO earns dividend and interest income on its cash and cash equivalents. USHO is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the six months ended June 30, 2011. Interest payments, and any other income, were retained within the portfolio and added to USHO’s NAV. When this income exceeds the level of USHO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USHO will realize a net yield that will tend to cause daily changes in the NAV of USHO to track slightly higher than daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2011, USHO earned, on an annualized basis, approximately 0.02% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees and approximately 0.06% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.26% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately -0.90% and affected USHO’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, USHO may hold Other Heating Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the NAV of USHO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2011, USHO did not hold any Other Heating Oil-Related Investments. If USHO increases in size, and due to its obligations to comply with regulatory limits, USHO may invest in Other Heating Oil-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

The chart below compares the price of the near month contract to the price of the next month contract over the last 10 years (2001-2010) for heating oil. When the price of the near month contract is higher than the price of the next month contract, the market would be described as being in backwardation. When the price of the near month contract is lower than the price of the next month contract, the market would be described as being in contango. Although the prices of the near month contract and the price of the next month contract do tend to move up or down together, it can be seen that at times the near month prices are clearly higher than the price of the next month contract (backwardation), and other times they are below the price of the next month contract (contango). In addition, the forward curves of heating oil prices, both near month and next month, often display a seasonal pattern in which the price of heating oil tends to rise in the winter months and decline in the summer months. This mirrors the physical demand for heating oil, which typically peaks in the winter.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of USHO is not to have the market price of its units match, dollar for dollar, changes in the spot price of heating oil, contango and backwardation have impacted the total return on an investment in USHO units during the past year relative to a hypothetical direct investment in heating oil. For example, an investment in USHO units made on December 31, 2010 and held to June 30, 2011 increased, based upon the changes in the NAV for USHO units on those days, by 13.28%, while the spot price of heating oil for immediate delivery during the same period increased by 15.89%. By comparison, an investment in USHO units made on December 31, 2009 and held to June 30, 2010 decreased, based upon the changes in the NAV for USHO units on those days, by (9.08)%, while the spot price of heating oil for immediate delivery during the same period decreased by (4.79)%. (note: this comparison ignores the potential costs associated with physically owning and storing heating oil, which could be substantial).

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

Heating Oil Market. During the six months ended June 30, 2011, the price of heating oil in the United States, as measured by changes in the price of the futures contract traded on the NYMEX that was closest to expiration, rose by approximately 15.89% from $2.542 per gallon to $2.946 per gallon. Investors are cautioned that these represent prices for heating oil on a wholesale basis and should not be directly compared to retail prices.

Crude Oil Market. During the six months ended June 30, 2011, crude oil prices were impacted by several factors. On the consumption side, demand increased inside and outside the United States as global economic growth, including emerging economies such as China and India, continued to improve during the second quarter of 2011. On the supply side, efforts to reduce production by the Organization of the Petroleum Exporting Countries to more closely match global consumption were partially successful. Production was also disrupted by political unrest in the Middle East, in particular Libya, which reduced global supply by approximately 1.8 million barrels per day. On June 23, 2011, the United States and other industrial nations announced the release of 60 million barrels of crude oil from strategic stockpiles in an effort to reduce the price of fuel. This announcement briefly lowered the price of crude oil, but did not have a lasting impact on the price of crude oil as of June 30, 2011. Crude oil prices finished the second quarter of 2011 approximately 4.42% higher than at the beginning of the year, as the global economy continues to adjust to slower than anticipated periods of recovery and economic gain. USCF believes that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels.

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

For the ten-year time period between June 30, 2001 and June 30, 2011, the chart below compares the monthly movements of heating oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of heating oil on a monthly basis was not strongly correlated, positively or negatively, with the movements of large cap U.S. equities, U.S. government bonds or global equities. However, movements in heating oil had a strong positive correlation to movements in crude oil and unleaded gasoline. Finally, heating oil had a positive, but moderate, correlation with natural gas.

Correlation Matrix June 30, 2001-2011	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Natural Gas	Heating Oil
Large Cap U.S. Equities (S&P 500)	1.000	-0.328	0.968	0.208	0.189	0.041	0.204
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.294	-0.161	-0.254	0.104	-0.131
Global Equities (FTSE World Index)			1.000	0.296	0.248	0.095	0.288
Crude Oil				1.000	0.728	0.389	0.812
Unleaded Gasoline					1.000	0.308	0.728
Natural Gas						1.000	0.507
Heating Oil							1.000

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one-year period ended June 30, 2011, heating oil continued to have a strong positive correlation with unleaded gasoline and had a positive, but weak correlation with crude oil. During this period, it also had a similar positive, yet moderate, correlation with the movements of natural gas compared to what it had displayed over the ten-year period ended June 30, 2011. The correlation between heating oil and both large cap U.S. equities and global equities, which had been essentially non-correlated over the ten-year period ended June 30, 2011, displayed results that indicated that they had a positive correlation over this shorter time period particularly due to the recent recovery in the U.S. and global economies. Finally, the results showed that heating oil and U.S. government bonds, which had essentially been non-correlated for the ten-year period ended June 30, 2011, were negatively correlated over this more recent time period.

Correlation Matrix 12 Months ended June 30, 2011	Large Cap U.S. Equities (S&P 500)	U.S. Gov't. Bonds (EFFAS) U.S. Gov’t. Bond Index	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Natural Gas	Heating Oil
Large Cap U.S. Equities (S&P 500)	1.000	-0.444	0.985	0.273	0.632	0.356	0.829
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.400	-0.105	-0.469	-0.197	-0.534
Global Equities (FTSE World Index)			1.000	0.275	0.613	0.350	0.795
Crude Oil				1.000	0.264	0.217	0.271
Unleaded Gasoline					1.000	0.593	0.862
Natural Gas						1.000	0.457
Heating Oil							1.000

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

The correlations between heating oil, crude oil, natural gas and gasoline are relevant because USCF endeavors to invest USHO’s assets in Futures Contracts and Other Heating Oil-Related Investments so that daily changes in percentage terms in USHO’s NAV correlate as closely as possible with daily changes in percentage terms in the price of the Benchmark Futures Contract. If certain other fuel-based commodity futures contracts do not closely correlate with the Benchmark Futures Contracts, then their use could lead to greater tracking error. As noted above, USCF also believes that the changes in percentage terms in the price of the Benchmark Futures Contract will closely correlate with changes in percentage terms in the spot price of heating oil.

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

USHO currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) income earned on cash and/or cash equivalents. USHO has allocated substantially all of its net assets to trading in Heating Oil Interests. USHO invests in Heating Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Heating Oil-Related Investments. A significant portion of USHO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Heating Oil Interests. The balance of the net assets is held in USHO’s account at its custodian bank. Income received from USHO’s money market funds is paid to USHO. During the six months ended June 30, 2011, USHO’s expenses exceeded the income USHO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. To the extent expenses exceed income, USHO’s NAV will be negatively impacted.

USHO’s investments in Heating Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USHO from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2011, USHO was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USHO cannot predict whether such an event may occur in the future.

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

As of June 30, 2011, USHO had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $6,696,049. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of June 30, 2011, USHO has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USHO. While USHO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USHO’s financial position.

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

USCF pays the fees of USHO’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of USHO’s condensed financial statements and its SEC and CFTC reports. USCF and USHO have also entered into a licensing agreement with the NYMEX pursuant to which USHO and the affiliated funds managed by USCF, other than USBO and USCI, pay a licensing fee to the NYMEX. USHO also pays the fees and expenses associated with its audit, tax accounting and reporting requirements. USCF, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of USHO’s NAV, on an annualized basis, through at least December 31, 2011. USCF has no obligation to continue such payments into subsequent periods.

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

As of June 30, 2011, USHO’s portfolio consisted of 54 Heating Oil Futures HO Contracts traded on the NYMEX. For a list of USHO’s current holdings, please see USHO’s website at www.unitedstatesheatingoilfund.com.

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

Some heating oil-based derivatives transactions contain fairly generic terms and conditions and are available from a wide range of participants. Other heating oil-based derivatives have highly customized terms and conditions and are not as widely available. Many of these OTC Contracts are cash-settled forwards for the future delivery of heating oil- or petroleum-based fuels that have terms similar to the Futures Contracts. Others take the form of “swaps” in which the two parties exchange cash flows based on pre-determined formulas tied to the spot price of heating oil, forward heating oil price or heating oil futures price. In these swaps, a party pays a fixed price per unit and the other pays a variable price based on the average price of future contracts for a specified period or the price on a specific date, with payments typically made between parties on a net basis. For example, USHO may enter into OTC Contracts whose value will be tied to changes in the difference between the spot price of heating oil, the price of Futures Contracts traded on the NYMEX and the prices of other Futures Contracts in which USHO may invest.

To reduce the credit risk that arises in connection with such contracts, USHO will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc. that provides for the netting of its overall exposure to its counterparty.

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an OTC Contract pursuant to guidelines approved by USCF’s board of directors (the “Board”). Furthermore, USCF on behalf of USHO only enters into OTC Contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by USCF. USHO will also require that the counterparty be highly rated and/or provide collateral or other credit support. Even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

The Dodd-Frank Act requires the CFTC and SEC to establish both “initial and variation margin requirements” on all swaps that are not cleared by a registered clearing organization (i.e., uncleared swaps). In addition, the Dodd-Frank Act provides parties who post initial margin to a swap dealer or major swap participant with a statutory right to insist that such margin be held in a segregated account with an independent custodian. At this time, the CFTC has proposed rules addressing margin requirements and the statutory right of certain market participants but has not implemented any rules on these issues. On April 12, 2011, the Prudential Regulators and the CFTC issued proposed rules establishing minimum initial and variation margin collection requirements for Covered Swap Entities, which if adopted, would require Covered Swap Entities to collect minimum initial and variation margin amounts from swap counterparties. The public comment period for these rules was extended on June 23, 2011. The Prudential Regulators’ proposed rules would apply to those Covered Swap Entities that are regulated by the Prudential Regulators and the CFTC’s proposed rules would apply to Covered Swap Entities that are not regulated by the Prudential Regulators.

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

The CFTC voted to propose rules for capital requirements for Covered Swap Entities that are not regulated by a Prudential Regulator. Covered Swap Entities that are regulated by a Prudential Regulator will be subject to the capital requirements already imposed by such Prudential Regulator. In general, higher levels of capital would be imposed on Covered Swap Entities that do not collect margin from their counterparties (or that collect margin subject to thresholds) in connection with their swaps, and could increase the costs of such swaps. On July 14, 2011, the CFTC issued an order providing temporary relief from certain swaps-related provisions of Title VII that would have automatically taken effect on July 16, 2011. The final order granted temporary exemptive relief that, by its terms, expires upon the earlier of the effective date of the required final rulemaking or December 31, 2011.

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

During the six months ended June 30, 2011, USHO did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during such period, USHO was not exposed to counterparty risk.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in USHO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 30, 2011, except for the update to the risk factor set forth below and the addition of the two risk factors set forth below.

Updated Risk Factor:

The financial markets are currently in a period of disruption and USHO does not expect these conditions to improve in the near future.

Since 2008, the financial markets have experienced difficult financial conditions and volatility as well as significant adverse trends. The conditions in these markets have resulted in sporadic availability of corporate credit and liquidity and have led indirectly to the insolvency, closure or acquisition of a number of major financial institutions and have contributed to further consolidation within the financial services industry. Although the financial markets saw some signs of a recovery beginning in late 2010, economic growth in 2011 has been slow and the financial markets are still fragile and could fall into another recession. Another recession could adversely affect the financial condition and results of operations of USHO’s service providers and Authorized Purchasers which would impact the ability of USCF to achieve USHO’s investment objective.

New Risk Factors:

USHO would be negatively impacted if the United States Treasury were to default on its obligations to make payments on Treasury Securities.

Recent events in Washington, D.C. regarding passing a fiscal budget have drawn concern regarding the United States Government’s ability to pay it obligations to holders of Treasury Securities. If USHO is not able to redeem its investments in Treasury Securities prior to maturity and the U.S. Government cannot pay its obligations, USHO would be negatively impacted. In addition, USHO might also be negatively impacted by its use of money market mutual funds to the extent those funds might themselves be using Treasury Securities.

Further ratings downgrades on sovereigns could cause further global market volatility, negatively impacting the ability of sovereigns to borrow funds and pay debt obligations.

In August 2011, Standard & Poor’s downgraded the United States’ long-term credit rating from AAA to AA+. This downgrade resulted in global market volatility and it is unclear what effect such downgrade will have on various State debt obligations, as well as other sovereign debt obligations. Such downgrades could have a global impact resulting in a recessionary market and defaults on sovereign debt obligations. Any default on a sovereign to pay its debt obligations could negatively impact USHO.

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

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(2)	XBRL Instance Document
101.SCH(2)	XBRL Taxonomy Extension Schema
101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase
101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase
101.LAB(2)	XBRL Taxonomy Extension Label Linkbase
101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase

(1)	Filed herewith.
(2)

In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

Date: August 15, 2011

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 15, 2011