Form 10-Q
period 2012-03-31
United States Heating Oil Fund, LP
filed 2012-05-15
CIK 1396877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2012.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34016

United States Heating Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-8837345
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

UNITED STATES HEATING OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Heating Oil Fund, LP

Condensed Statements of Financial Condition

At March 31, 2012 (Unaudited) and December 31, 2011

	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents (Note 5)	$9,603,818	$8,629,549
Equity in UBS Securities LLC trading accounts:
Cash and cash equivalents	1,309,022	644,438
Unrealized gain (loss) on open commodity futures contracts	(411,302)	348,096
Receivable from General Partner (Note 3)	17,679	132,085
Dividend receivable	78	46
Interest receivable	9	5
Other assets	229,768	231,016

Total assets	$10,749,072	$9,985,235

Liabilities and Partners’ Capital
Professional fees payable	$21,655	$142,175
General Partner management fees payable (Note 3)	5,572	5,022
Brokerage commissions payable	265	171
Other liabilities	1,054	559

Total liabilities	28,546	147,927

Commitments and Contingencies (Notes 3, 4, and 5)

Partners’ Capital
General Partner	—	—
Limited Partners	10,720,526	9,837,308

Total Partners’ Capital	10,720,526	9,837,308

Total liabilities and partners’ capital	$10,749,072	$9,985,235

Limited Partners’ units outstanding	300,000	300,000

Net asset value per unit	$35.74	$32.79

Market value per unit	$35.99	$32.87

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2012

	Number of Contracts	Unrealized Loss on Open Commodity Contracts	% of Partners’ Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Heating Oil Futures HO May 2012 contracts, expiring April 2012	81	$(411,302)	(3.84)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.03%, 6/21/2012	$730,000	$729,951	6.81

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	2,500,027	2,500,027	23.32
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	1,801,264	1,801,264	16.80

Total Money Market Funds		4,301,291	40.12

Total Cash Equivalents		$5,031,242	46.93

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2012 and 2011

	Three months ended March 31, 2012	Three months ended March 31, 2011
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain on closed positions	$1,666,132	$2,286,585
Change in unrealized loss on open positions	(759,398)	(135,190)
Dividend income	179	761
Interest income	502	73
Other income	—	1,000

Total income	907,415	2,153,229

Expenses
Professional fees	21,655	49,320
General Partner management fees (Note 3)	15,895	16,596
Registration fees	1,820	1,800
Brokerage commissions	1,697	1,799
Other expenses	809	1,189

Total expenses	41,876	70,704

Expense waiver (Note 3)	(17,679)	(45,171)

Net expenses	24,197	25,533

Net income	$883,218	$2,127,696

Net income per limited partnership unit	$2.95	$6.37

Net income per weighted average limited partnership unit	$2.94	$6.18

Weighted average limited partnership units outstanding	300,000	344,444

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the three months ended March 31, 2012

	General Partner	Limited Partners	Total
Balances, at December 31, 2011	$—	$9,837,308	$9,837,308
Net income	—	883,218	883,218

Balances, at March 31, 2012	$—	$10,720,526	$10,720,526

Net Asset Value Per Unit:
At December 31, 2011	$32.79

At March 31, 2012	$35.74

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2012 and 2011

	Three months ended March 31, 2012	Three months ended March 31, 2011
Cash Flows from Operating Activities:
Net income	$883,218	$2,127,696
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in commodity futures trading account – cash and cash equivalents	(664,584)	120,998
Unrealized loss on futures contracts	759,398	135,190
Decrease receivable from General Partner	114,406	137,797
(Increase) decrease in dividend receivable	(32)	85
Increase in interest receivable	(4)	—
Decrease in other assets	1,248	1,675
Decrease in professional fees payable	(120,520)	(150,338)
Increase (decrease) in General Partner management fees payable	550	(535)
Increase (decrease) in brokerage commissions payable	94	(100)
Increase in other liabilities	495	95

Net cash provided by operating activities	974,269	2,372,563

Cash Flows from Financing Activities:
Addition of partnership units	—	—
Redemption of partnership units	—	(3,197,491)

Net cash used in financing activities	—	(3,197,491)

Net Increase (Decrease) in Cash and Cash Equivalents	974,269	(824,928)

Cash and Cash Equivalents, beginning of period	8,629,549	10,405,533

Cash and Cash Equivalents, end of period	$9,603,818	$9,580,605

See accompanying notes to condensed financial statements.

United States Heating Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2012 (Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

The United States Heating Oil Fund, LP (“USHO”) was organized as a limited partnership under the laws of the state of Delaware on April 13, 2007. USHO is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USHO’s units traded on the American Stock Exchange (the “AMEX”). USHO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of March 7, 2008 (the “LP Agreement”). The investment objective of USHO is for the daily changes in daily percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of heating oil (also known as No. 2 fuel oil) for delivery to the New York harbor, as measured by the daily changes in the price of the futures contract for heating oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less USHO’s expenses. It is not the intent of USHO to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of heating oil or any particular futures contract based on heating oil. It is not the intent of USHO to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of USHO, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Heating Oil-Related Investments (as defined below). USHO accomplishes its objective through investments in futures contracts for heating oil, crude oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other heating oil-related investments such as cash-settled options on Futures Contracts, forward contracts for heating oil and over-the-counter transactions that are based on the price of heating oil, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Heating Oil-Related Investments”). As of March 31, 2012, USHO held 81 Futures Contracts for heating oil traded on the NYMEX.

USHO commenced investment operations on April 9, 2008 and has a fiscal year ending on December 31. USCF is responsible for the management of USHO. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. USCF is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”) and the United States Gasoline Fund, LP (“UGA”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UGA” on February 26, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s and UGA’s units commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the United States Metals Index Fund (“USMI”), each a series of the United States Commodity Index Funds Trust. USCI, CPER and USAG listed their units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011 and “USAG” on April 13, 2012, respectively. USMI is not listed on the NYSE Arca as of the filing of this quarterly report on Form 10-Q. All funds listed previously are referred to collectively herein as the “Related Public Funds.” USCF has also filed registration statements to register units of the United States Sugar Fund (“USSF”), the United States Natural Gas Double Inverse Fund (“UNGD”), the United States Gasoil Fund (“USGO”) and the United States Asian Commodities Basket Fund (“USABF”), each a series of the United States Commodity Funds Trust I.

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

From July 1, 2011 through March 31, 2012 (and continuing through at least December 31, 2012), the applicable transaction fee paid by Authorized Purchasers is $350 to USHO for each order they place to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”); prior to July 1, 2011, this fee was $1,000. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per unit NAV of USHO but rather at market prices quoted on such exchange.

In April 2008, USHO initially registered 10,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 9, 2008, USHO listed its units on the AMEX under the ticker symbol “UHN”. On that day, USHO established its initial per unit NAV by setting the price at $50.00 and issued 200,000 units in exchange for $10,000,000. USHO also commenced investment operations on April 9, 2008 by purchasing Futures Contracts traded on the NYMEX based on heating oil. As of March 31, 2012, USHO had registered a total of 60,000,000 units.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosure required under generally accepted accounting principles (“GAAP”) in the United States of America. The financial information included herein is unaudited; however, such financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of USCF, necessary for the fair presentation of the condensed financial statements for the interim period.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statements of operations. USHO earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the overnight Federal Funds Rate, less 32 basis points. In addition, USHO earns income on funds held at the custodian or futures commission merchant at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

USHO is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with GAAP, USHO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USHO files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USHO is not subject to income tax return examinations by major taxing authorities for years before 2008. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USHO recording a tax liability that reduces net assets. However, USHO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USHO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2012.

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

USHO receives or pays the proceeds from units sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in USHO’s condensed statements of financial condition as receivable for units sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for units redeemed.

Partnership Capital and Allocation of Partnership Income and Losses

Profit or loss shall be allocated among the partners of USHO in proportion to the number of units each partner holds as of the close of each month. USCF may revise, alter or otherwise modify this method of allocation as described in the LP Agreement.

Calculation of Per Unit Net Asset Value

USHO’s per unit NAV is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of units outstanding. USHO uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) Per Unit

Net income (loss) per unit is the difference between the per unit NAV at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units added and redeemed based on the amount of time the units were outstanding during such period. There were no units held by USCF at March 31, 2012.

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

Reclassification

Certain amounts in the accompanying condensed financial statements were reclassified to conform to the current presentation.

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

NOTE 3 – FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

USCF Management Fee

Under the LP Agreement, USCF is responsible for investing the assets of USHO in accordance with the objectives and policies of USHO. In addition, USCF has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to USHO. For these services, USHO is contractually obligated to pay USCF a fee, which is paid monthly, equal to 0.60% per annum of average daily total net assets.

Ongoing Registration Fees and Other Offering Expenses

USHO pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2012 and 2011, USHO incurred $1,820 and $1,800, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

USHO is responsible for paying its portion of the directors’ and officers’ liability insurance for USHO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USHO and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. USHO shares the fees and expenses with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2012 are estimated to be a total of $540,000 for USHO and the Related Public Funds.

Licensing Fees

As discussed in Note 4 below, USHO entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, through October 19, 2011, USHO and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined net assets of the funds and 0.02% for combined net assets above $1,000,000,000. On and after October 20, 2011, USHO and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2012 and 2011, USHO incurred $397 and $672, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USHO’s audit expenses and tax accounting and reporting requirements are paid by USHO. These costs are estimated to be $85,000 for the year ending December 31, 2012.

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

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to USHO and each of the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of USHO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USSO’s, US12NG’s, USBO’s, USCI’s, CPER’s, USAG’s and USMI’s combined net assets, (b) 0.0465% for USHO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USSO’s, US12NG’s, USBO’s, USCI’s, CPER’s, USAG’s and USMI’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USHO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USSO’s, US12NG’s, USBO’s, USCI’s, CPER’s, USAG’s and USMI’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also pays transaction fees ranging from $7 to $15 per transaction.

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

All of the futures contracts held by USHO were exchange-traded through March 31, 2012. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USHO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USHO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USHO bears the risk of financial failure by the clearing broker.

USHO’s cash and other property, such as Treasuries, deposited with a futures commission merchant are considered commingled with all other customer funds, subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a futures commission merchant could result in the complete loss of USHO’s assets posted with that futures commission merchant; however, the majority of USHO’s assets are held in Treasuries, cash and/or cash equivalents with USHO’s custodian and would not be impacted by the insolvency of a futures commission merchant. The failure or insolvency of USHO’s custodian however, could result in a substantial loss of USHO’s assets.

USCF invests a portion of USHO’s cash in money market funds that seek to maintain a stable per unit NAV. USHO is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2012 and December 31, 2011, USHO held investments in money market funds in the amounts of $4,301,291 and $1,801,145, respectively. USHO also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of March 31, 2012 and December 31, 2011, USHO held cash deposits and investments in Treasuries in the amounts of $6,611,549 and $7,472,842, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should USHO’s custodian and/or futures commission merchant cease operations.

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

USHO’s policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting controls and procedures. In addition, USHO has a policy of requiring review of the credit standing of each broker or counterparty with which it conducts business. The financial instruments held by USHO are reported in its condensed statements of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

NOTE 6 – FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2012 and 2011 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended March 31, 2012 (Unaudited)	For the three months ended March 31, 2011 (Unaudited)
Per Unit Operating Performance:
Net asset value, beginning of period	$32.79	$29.82
Total income	3.03	6.44
Net expenses	(0.08)	(0.07)

Net increase in net asset value	2.95	6.37

Net asset value, end of period	$35.74	$36.19

Total Return	9.00%	21.36%

Ratios to Average Net Assets
Total income	8.52%	19.19%

Management fees*	0.60%	0.60%

Total expenses excluding management fees*	0.98%	1.95%

Expenses waived*	(0.67)%	(1.63)%

Net expenses excluding management fees*	0.31%	0.32%

Net income	8.29%	18.97%

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

The following table summarizes the valuation of USHO’s securities at March 31, 2012 using the fair value hierarchy:

At March 31, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$5,031,242	$5,031,242	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(411,302)	(411,302)	—	—

During the three months ended March 31, 2012, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USHO’s securities at December 31, 2011 using the fair value hierarchy:

At December 31, 2011	Total	Level I	Level II	Level III
Short-Term Investments	$2,531,040	$2,531,040	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	348,096	348,096	—	—

During the year ended December 31, 2011, there were no transfers between Level I and Level II.

Effective January 1, 2009, USHO adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2012	Fair Value At December 31, 2011
Futures - Commodity Contracts	Assets	$(411,302)	$348,096

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended March 31, 2012		For the three months ended March 31, 2011
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized gain on closed positions	$1,666,132		$2,286,585

	Change in unrealized loss on open positions		$(759,398)		$(135,190)

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 9 – SUBSEQUENT EVENTS

USHO has performed an evaluation of subsequent events through the date the financial statements were issued. The subsequent events were as follows:

USAG listed its units on the NYSE Arca under the ticker symbol “USAG” on April 13, 2012. USAG established its initial offering per unit NAV by setting the price at $25.00. In accordance with applicable requirements of Regulation M under the Securities Exchange Act of 1934, no Creation Baskets were offered to Authorized Purchasers nor were the units listed on the NYSE Arca until five business days had elapsed from the date of USCF’s purchase of the initial Creation Basket on April 4, 2012. The fee that would have otherwise been charged in connection with an order to create or redeem was waived in connection with the initial Creation Basket. USCF has agreed not to resell the units comprising such basket until immediately following such redemption at least 100,000 units of USAG remain outstanding in order to satisfy NYSE Arca listing requirements.

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

USHO invests in futures contracts for heating oil, crude oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other heating oil-related investments such as cash-settled options on Futures Contracts, forward contracts for heating oil, cleared swap contracts and over-the-counter transactions that are based on the price of heating oil, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Heating Oil-Related Investments”). For convenience and unless otherwise specified, Futures Contracts and Other Heating Oil-Related Investments collectively are referred to as “Heating Oil Interests” in this quarterly report on Form 10-Q.

USHO seeks to achieve its investment objective by investing in a combination of Futures Contracts and Other Heating Oil-Related Investments such that daily changes in its per unit NAV, measured in percentage terms, will closely track the daily changes in the price of the Benchmark Futures Contract, also measured in percentage terms. USCF believes the daily changes in the price of the Benchmark Futures Contract have historically exhibited a close correlation with the daily changes in the spot price of heating oil. It is not the intent of USHO to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of heating oil or any particular futures contract based on heating oil. It is not the intent of USHO to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Heating Oil-Related Investments.

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

On October 18, 2011, the Commodity Futures Trading Commission (the “CFTC”) adopted regulations implementing position limits and limit formulas for 28 core physical commodity futures contracts, including the Futures Contracts and options on Futures Contracts executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts (collectively, “Referenced Contracts”). The new regulations require, among other things, aggregation of position limits that would apply across different trading venues to contracts based on the same underlying commodity. However, the regulations do not appear to require aggregation of Referenced Contracts held by separate Related Public Funds (as defined below).

Although the regulations became effective on January 17, 2012, the position limit rules will be implemented in two phases: spot-month position limits and non-spot-month position limits. Spot-month limits will be effective sixty days after the term “swap” is defined under the Dodd-Frank Act (see below). The limits adopted will be based on the spot-month position limit levels currently in place at applicable futures exchanges (or designated contract market or “DCM”). Thereafter, the spot-month limits will be adjusted annually for energy contracts. These subsequent limits will be based on the CFTC’s determination of deliverable supply in consultation with the futures exchanges. Spot-month position limit levels will be set generally at 25% of estimated deliverable supply, and limits will be applied separately for physical-delivery and cash-settled contracts in the same commodity.

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

Based on its current understanding of the final position limit regulations, USCF does not anticipate significant negative impact on the ability of USHO to achieve its investment objective. However, as of the filing of this quarterly report on Form 10-Q, additional studies are required to be conducted before all requirements of the final rules are implemented, and therefore, it cannot be determined with certainty what impact such regulations will have on USHO.

“Swap” Transactions

The Dodd-Frank Act imposes new regulatory requirements on certain “swap” transactions that USHO is authorized to engage in that may ultimately impact the ability of USHO to meet its investment objective. On April 27, 2011, the CFTC and the SEC proposed joint rules defining the term “swap” and thus providing more clarity regarding which transactions will be regulated as such under the Dodd-Frank Act. However, the CFTC and SEC have not implemented final regulations on this issue and it is therefore still uncertain which types of transactions will be ultimately regulated as “swaps.” The proposed rule defining “swap” and “security-based swap” has not been finalized as of the filing of this quarterly report on Form 10-Q.

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

On February 7, 2012, the CFTC published a rule requiring each futures commission merchant (“FCM”) and derivative clearing organization (“DCO”) to segregate cleared swaps and related collateral posted by a customer of the FCM from the assets of the FCM or DCO, although such property can be commingled with the property of other cleared swaps customers of the FCM or DCO. This rule addresses losses incurred by a DCO in a so-called “double default” scenario in which a customer of an FCM defaults in its obligations to the FCM and the FCM, in turn, defaults in its obligations to the DCO. Under this scenario, the DCO can only access the collateral attributable to other customers of the DCO whose cleared swap positions are in a loss position following the primary customer’s default. This rule is scheduled to become effective on November 8, 2012. Some market participants have expressed concern that the requirements of this segregation rule may result in higher initial margins or higher fees. USHO does not anticipate any impact to its operations in order to meet the requirements of the new rule.

Additionally, the CFTC published rules on February 17, 2012 and April 3, 2012 that require “swap dealers” and “major swap participants” to: 1) adhere to business conduct standards, 2) implement policies and procedures to ensure compliance with the Commodity Exchange Act and 3) maintain records of such compliance. These new requirements may impact the documentation requirements for both cleared and non-cleared swaps and cause swap dealers and major swap participants to face increased compliance costs that, in turn, may be passed along to counterparties (such as USHO) in the form of higher fees and expenses that related to trading swaps.

Finally, on February 24, 2012, the CFTC amended certain disclosure obligations to require that the operator of a commodity pool that invests in swaps include standardized swap risk disclosures in the pool’s disclosure documents by December 31, 2012.

The effect of the future regulatory change on USHO is impossible to predict, but it could be substantial and adverse.

USCF, which is registered as a commodity pool operator (“CPO”) with the CFTC, is authorized by the Amended and Restated Agreement of Limited Partnership of USHO (the “LP Agreement”) to manage USHO. USCF is authorized by USHO in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or FCMs.

Price Movements

Heating oil futures prices were volatile during the three months ended March 31, 2012 with a general upward trend through the period ended March 31, 2012. The price of the Benchmark Futures Contract started the period at $2.91 per gallon. It hit a peak on February 24, 2012 at a price of $3.32 per gallon. The low of the period was on January 20, 2012, when the price dropped to $2.98 per gallon. The period ended with the Benchmark Futures Contract at $3.17 per gallon, an increase of approximately 8.93% over the period. USHO’s per unit NAV began the period at $32.79 and reached its high for the period on February 24, 2012 at $37.49. USHO’s per unit NAV reached its low for the period on January 20, 2012 at $33.61. USHO’s per unit NAV on March 31, 2012 was $35.74, up approximately 9.00% for the period. The Benchmark Futures Contract prices listed above began with the February 2012 contract and ended with the May 2012 contract. The return of approximately 8.93% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USHO seeks to track, which are more fully described below in the section titled “Tracking USHO’s Benchmark.”

During the three months ended March 31, 2012, the heating oil futures market was in a state of backwardation in the first two months of the quarter, meaning the price of the near month Futures Contract was typically higher than the price of the next month Futures Contract, or contracts further away from expiration. The heating oil futures market was in a state of contango in March 2012, meaning that the price of the near month Futures Contract was typically lower than the price of the next month Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Heating Oil Futures Prices and the Impact on Total Returns” below.

Valuation of Futures Contracts and the Computation of the Per Unit NAV

The per unit NAV of USHO’s units is calculated once each NYSE Arca trading day. The per unit NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. USHO’s administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other USHO investments, including ICE Futures contracts or other futures contracts, as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time.

Results of Operations and the Heating Oil Market

Results of Operations. On April 9, 2008, USHO listed its units on the American Stock Exchange (the “AMEX”) under the ticker symbol “UHN.” On that day, USHO established its initial offering price at $50.00 per unit and issued 200,000 units to the initial authorized purchaser, Merrill Lynch Professional Clearing Group., in exchange for $10,000,000 in cash. As a result of the acquisition of the AMEX by NYSE Euronext, USHO’s units no longer trade on the AMEX and commenced trading on the NYSE Arca on November 25, 2008.

Since its initial offering of 10,000,000 units, USHO has registered one subsequent offering of its units: 50,000,000 units which were registered with the SEC on April 30, 2010. Units offered by USHO in the subsequent offering were sold by it for cash at the units’ per unit NAV as described in the applicable prospectus. As of March 31, 2012, USHO had issued 1,000,000 units, 300,000 of which were outstanding. As of March 31, 2012, there were 59,000,000 units registered but not yet issued.

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

For the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

As of March 31, 2012, the total unrealized loss on Futures Contracts owned or held on that day was $411,302 and USHO established cash deposits and investments in short term obligations of the United States of two years or less (“Treasuries”) and money market funds that were equal to $10,912,840. USHO held 88.00% of its cash assets in overnight deposits and money market funds at its custodian bank, while 12.00% of the cash balance was held as Treasuries and margin deposits for the Futures Contracts purchased. The ending per unit NAV on March 31, 2012 was $35.74.

By comparison, as of March 31, 2011, the total unrealized gain on Futures Contracts owned or held on that day was $132,468 and USHO established cash deposits and investments in money market funds that were equal to $10,499,603. USHO held 91.25% of its cash assets in overnight deposits and money market funds at its custodian bank, while 8.75% of the cash balance was held as margin deposits for the Futures Contracts purchased. The increase in cash assets in overnight deposits, Treasuries and money market funds for March 31, 2012, as compared to March 31, 2011, was the result of USHO carrying an unrealized loss for the three months ended March 31, 2012, versus an unrealized gain for the three months ended March 31, 2011. The ending per unit NAV on March 31, 2011 was $36.19. The decrease in the per unit NAV for March 31, 2012, as compared to March 31, 2011, was primarily a result of the impact of contango, as described above, and the impact of expenses between the period ended March 31, 2011 and the period ended March 31, 2012.

Portfolio Expenses. USHO’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that USHO pays to USCF is calculated as a percentage of the total net assets of USHO. USHO pays USCF a management fee of 0.60% of its average daily total net assets. The fee is accrued daily and paid monthly.

During the three months ended March 31, 2012, the average daily total net assets of USHO were $10,654,785. The management fee incurred by USHO during the period amounted to $15,895. By comparison, during the three months ended March 31, 2011, the average daily total net assets of USHO were $11,217,697. The management fee paid by USHO during the period amounted to $16,596.

In addition to the management fee, USHO pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for the three months ended March 31, 2012 was $25,981, as compared to $54,108 for the three months ended March 31, 2011. The decrease in gross total expenses excluding management fees for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, was primarily due to lower tax reporting and accounting costs during the three months ended March 31, 2012. USHO incurred $1,820 and $1,800 in ongoing registration fees and other expenses relating to the registration and offering of additional units for the three months ended March 31, 2012 and 2011, respectively. The registration fees and expenses incurred by USHO for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, were approximately the same. During the three months ended March 31, 2012 and 2011, an expense waiver was in effect which offset certain of the expenses incurred by USHO. The total amount of the expense waiver was $17,679 for the three months ended March 31, 2012 and $45,171 for the three months ended March 31, 2011. For the three months ended March 31, 2012 and 2011, the expenses of USHO, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $41,876 and $70,704, respectively, and after allowance for the expense waiver, totaled $24,197 and $25,533, respectively.

USHO is responsible for paying its portion of the directors’ and officers’ liability insurance of USHO and the United States Oil Fund, LP, the United States Natural Gas Fund, LP, the United States 12 Month Oil Fund, LP, the United States Gasoline Fund, LP, the United States Short Oil Fund, LP, the United States 12 Month Natural Gas Fund, LP, the United States Brent Oil Fund, LP, the United States Commodity Index Fund, the United States Copper Index Fund, the United States Agriculture Index Fund and the United States Metals Index Fund (collectively, the “Related Public Funds”) and the fees and expenses of the independent directors who also serve as audit committee members of USHO and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. USHO shares the fees and expenses with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2012 are estimated to be a total of $540,000 for USHO and the Related Public Funds. By comparison, for the year ended December 31, 2011, these fees and expenses amounted to a total of $607,582 for USHO and the Related Public Funds. USHO’s portion of such fees and expenses was $2,864.

USHO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Heating Oil-Related Investments or Treasuries. During the three months ended March 31, 2012, total commissions accrued to brokers amounted to $1,697. By comparison, during the three months ended March 31, 2011, total commissions accrued to brokers amounted to $1,799. The decrease in the total commissions accrued to brokers for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, was primarily a function of fewer Futures Contracts traded due to fewer creations and redemptions during the three months ended March 31, 2012. The decrease in assets required USHO to purchase fewer Futures Contracts and incur a smaller amount of brokerage commissions. As an annualized percentage of average daily total net assets, the figure for the three months ended March 31, 2012 represents approximately 0.06% of average daily total net assets. By comparison, the figure for the three months ended March 31, 2011 represented approximately 0.06% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USHO’s audit expenses and tax accounting and reporting requirements are paid by USHO. These costs are estimated to be $85,000 for the year ending December 31, 2012. USCF, though under no obligation to do so, agreed to pay certain expenses normally borne by USHO to the extent that such expenses exceed 0.15% (15 basis points) of USHO’s NAV, on an annualized basis, through at least June 30, 2012. USCF has no obligation to continue such payments into subsequent periods.

Dividend and Interest Income. USHO seeks to invest its assets such that it holds Futures Contracts and Other Heating Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USHO to pay the full amount of the contract value at the time of purchase, but rather require USHO to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USHO retains an amount that is approximately equal to its total net assets, which USHO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with USHO’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended March 31, 2012, USHO earned $681 in dividend and interest income on such cash and/or cash equivalents. Based on USHO’s average daily total net assets, this was equivalent to an annualized yield of 0.03%. USHO purchased Treasuries during the three months ended March 31, 2012 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended March 31, 2011, USHO earned $834 in dividend and interest income on such cash and/or cash equivalents. Based on USHO’s average daily total net assets, this was equivalent to an annualized yield of 0.03%. USHO did not purchase Treasuries during the three months ended March 31, 2011 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were largely unchanged during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. As a result, the amount of income earned by USHO as a percentage of average daily total net assets was largely unchanged during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Tracking USHO’s Benchmark

USCF seeks to manage USHO’s portfolio such that changes in its average daily per unit NAV, on a percentage basis, closely track the daily changes in the average price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in USHO’s per unit NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-valuation day time period was 0.5% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per unit NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). USHO’s portfolio management goals do not include trying to make the nominal price of USHO’s per unit NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for heating oil. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Futures Contracts.

For the 30 valuation days ended March 31, 2012, the simple average daily change in the Benchmark Futures Contract was (0.028)%, while the simple average daily change in the per unit NAV of USHO over the same time period was (0.032)%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per unit NAV was 5.730%, meaning that over this time period USHO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USHO’s per unit NAV versus the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended March 31, 2012. The second chart below shows the monthly total returns of USHO as compared to the monthly value of the Benchmark Futures Contract since inception.

Since the commencement of the offering of USHO’s units to the public on April 9, 2008 to March 31, 2012, the simple average daily change in the Benchmark Futures Contract was (0.005)%, while the simple average daily change in the per unit NAV of USHO over the same time period was (0.007)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per unit NAV was (0.635)%, meaning that over this time period USHO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the three months ended March 31, 2012, the actual total return of USHO as measured by changes in its per unit NAV was 9.00%. This is based on an initial per unit NAV of $32.79 on December 31, 2011 and an ending per unit NAV as of March 31, 2012 of $35.74. During this time period, USHO made no distributions to its unitholders. However, if USHO’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, USHO would have had an estimated per unit NAV of $35.83 as of March 31, 2012, for a total return over the relevant time period of 9.27%. The difference between the actual per unit NAV total return of USHO of 9.00% and the expected total return based on the Benchmark Futures Contract of 9.27% was an error over the time period of (0.27)%, which is to say that USHO’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USHO pays, offset in part by the income that USHO collects on its cash and cash equivalent holdings. During the three months ended March 31, 2012, USHO earned dividend and interest income of $681 which is equivalent to a weighted average income rate of 0.03% for such period. During the three months ended March 31, 2012, USHO did not collect any fees from its Authorized Purchasers for creating or redeeming baskets of units. During the three months ended March 31, 2012, USHO incurred net expenses of $24,197. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(23,516), which is equivalent to an annualized weighted average net income rate of (0.88)% for the three months ended March 31, 2012.

By comparison, for the three months ended March 31, 2011, the actual total return of USHO as measured by changes in its per unit NAV was 21.36%. This was based on an initial per unit NAV of $29.82 on December 31, 2010 and an ending per unit NAV as of March 31, 2011 of $36.19. During this time period, USHO made no distributions to its unitholders. However, if USHO’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, USHO would have had an estimated per unit NAV of $36.29 as of March 31, 2011, for a total return over the relevant time period of 21.70%. The difference between the actual per unit NAV total return of USHO of 21.36% and the expected total return based on the Benchmark Futures Contract of 21.70% was an error over the time period of (0.34)%, which is to say that USHO’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USHO paid, offset in part by the income that USHO collected on its cash and cash equivalent holdings. During the three months ended March 31, 2011, USHO earned dividend and interest income of $834, which was equivalent to a weighted average income rate of 0.03% for such period. In addition, during the three months ended March 31, 2011, USHO also collected $1,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USHO’s actual total return. During the three months ended March 31, 2011, USHO incurred net expenses of $25,533. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(23,699) which was equivalent to an annualized weighted average net income rate of (0.86)% for the three months ended March 31, 2011.

There are currently three factors that have impacted or are most likely to impact USHO’s ability to accurately track its Benchmark Futures Contract.

First, USHO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which USHO executes the trade. In that case, USHO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per unit NAV of USHO to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2012, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USHO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USHO’s attempt to track the Benchmark Futures Contract over time.

Second, USHO earns dividend and interest income on its cash, cash equivalents and Treasuries. USHO is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the three months ended March 31, 2012. Interest payments, and any other income, were retained within the portfolio and added to USHO’s NAV. When this income exceeds the level of USHO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USHO will realize a net yield that will tend to cause daily changes in the per unit NAV of USHO to track slightly higher than daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2012, USHO earned, on an annualized basis, approximately 0.03% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees, approximately 0.06% in brokerage commission costs related to the purchase and sale of futures contracts, and approximately 0.25% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.88)% and affected USHO’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per unit NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, USHO may hold Other Heating Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per unit NAV of USHO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2012, USHO did not hold any Other Heating Oil-Related Investments. If USHO increases in size, and due to its obligations to comply with regulatory limits, USHO may invest in Other Heating Oil-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

The chart below compares the price of the near month contract to the price of the next month contract over the last 10 years (2002-2011) for heating oil. When the price of the near month contract is higher than the price of the next month contract, the market would be described as being in backwardation. When the price of the near month contract is lower than the price of the next month contract, the market would be described as being in contango. Although the prices of the near month contract and the price of the next month contract do tend to move up or down together, it can be seen that at times the near month prices are clearly higher than the price of the next month contract (backwardation), and other times they are below the price of the next month contract (contango). In addition, the forward curves of heating oil prices, both near month and next month, often display a seasonal pattern in which the price of heating oil tends decline in the summer months and increase in the winter months and. This mirrors the physical demand for heating oil, which typically peaks in the winter.

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
Contango
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
4/30/2011
8/31/2011
Contango/Backwardation

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of USHO is not to have the market price of its units match, dollar for dollar, changes in the spot price of heating oil, contango and backwardation have impacted the total return on an investment in USHO units during the past year relative to a hypothetical direct investment in heating oil. For example, an investment in USHO units made on December 31, 2011 and held to March 31, 2012 increased, based upon the changes in the per unit NAV for USHO units on those days, by 9.00%, while the spot price of heating oil for immediate delivery during the same period increased by 8.93%. By comparison, an investment in USHO units made on December 31, 2010 and held to March 31, 2011 increased, based upon the changes in the per unit NAV for USHO units on those days, by 21.36%, while the spot price of heating oil for immediate delivery during the same period increased by 22.42%. (note: this comparison ignores the potential costs associated with physically owning and storing heating oil, which could be substantial).

Periods of contango or backwardation do not materially impact USHO’s investment objective of having the daily percentage changes in its per unit NAV track the daily percentage changes in the price of the Benchmark Futures Contract since the impact of backwardation and contango tend to equally impact the daily percentage changes in price of both USHO’s units and the Benchmark Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods.

Heating Oil Market. During the three months ended March 31, 2012, the price of heating oil in the United States was impacted by several factors. In particular, USCF believes that a combination of rising crude oil prices, both in the United States and in London, as well as a reduction in refinery capacity on the East Coast of the United States, near the New York harbor where the Benchmark Futures Contract is priced, contributed to strongly rising heating oil prices. During the three months ended March 31, 2012, the price of heating oil in the United States, as measured by changes in the price of the futures contract traded on the NYMEX that was closest to expiration, rose by approximately 8.93% from $2.91 per gallon to $3.17 per gallon. Investors are cautioned that these represent prices for heating oil on a wholesale basis and should not be directly compared to retail prices.

Crude Oil Market. During the three months ended March 31, 2012, crude oil prices were impacted by several factors. On the consumption side, demand increased inside and outside the United States as global economic growth, including emerging economies such as China and India, continued to improve during the first quarter of 2012. On the supply side, efforts to adjust production by the Organization of the Petroleum Exporting Countries to more closely match global consumption were partially successful. In the summer of 2011, production was also disrupted by political unrest in the Middle East, particularly Libya, which reduced global supply by approximately 1.8 million barrels per day. On June 23, 2011, the United States and other industrial nations announced the release of 60 million barrels of crude oil from strategic stockpiles in an effort to reduce the price of fuel. This announcement briefly lowered the price of crude oil, but the release of oil from strategic stockpiles did not in and of itself have an impact on the price of crude oil as of March 31, 2012. Crude oil prices finished the first quarter of 2012 approximately 4.24% higher than at the beginning of the year, as the global economy continues to adjust to periods of slow recovery and economic growth. USCF believes that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels.

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

For the ten-year time period between March 31, 2002 and March 31, 2012, the chart below compares the monthly movements of heating oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of heating oil on a monthly basis was not strongly correlated, positively or negatively, with the movements of large cap U.S. equities, global equities or U.S. government bonds. However, movements in heating oil had a strong positive correlation to movements in crude oil and unleaded gasoline. Heating oil also had a positive, but moderate, correlation with natural gas.

Correlation Matrix March 31, 2002-2012	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Natural Gas	Heating Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.341)	0.967	0.271	0.194	0.045	0.225
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.314)	(0.197)	(0.250)	0.043	(0.140)
Global Equities (FTSE World Index)			1.000	0.355	0.249	0.100	0.303
Crude Oil				1.000	0.736	0.437	0.834
Unleaded Gasoline					1.000	0.334	0.714
Natural Gas						1.000	0.539
Heating Oil							1.000

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one-year period ended March 31, 2012, heating oil continued to have a strong positive correlation with unleaded gasoline and crude oil. During this period, heating oil also had a similar mild positive correlation with the movements of natural gas compared to what it had displayed over the ten-year period ended March 31, 2012. The correlation between heating oil and both large cap U.S. equities and global equities, which had been essentially non-correlated over the ten-year period ended March 31, 2012, displayed results that indicated that they had a positive correlation over this shorter time period particularly due to the recent recovery in the U.S. and global economies. Finally, the results showed that heating oil and U.S. government bonds, which had essentially been non-correlated for the ten-year period ended March 31, 2012, were negatively correlated over this more recent time period.

Correlation Matrix 12 months ended March 31, 2012	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Natural Gas	Heating Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.676)	0.975	0.744	0.532	0.217	0.698
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.612)	(0.492)	(0.446)	(0.009)	(0.307)
Global Equities (FTSE World Index)			1.000	0.734	0.565	0.289	0.755
Crude Oil				1.000	0.534	0.548	0.835
Unleaded Gasoline					1.000	0.121	0.704
Natural Gas						1.000	0.484
Heating Oil							1.000

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

Liquidity and Capital Resources

USHO has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. USHO has met, and it is anticipated that USHO will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments, or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. USHO’s liquidity needs include: redeeming units, providing margin deposits for its existing Futures Contracts or the purchase of additional Futures Contracts and posting collateral for its over-the-counter contracts, if applicable, and payment of its expenses, summarized below under “Contractual Obligations.”

USHO currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 units (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USHO has allocated substantially all of its net assets to trading in Heating Oil Interests. USHO invests in Heating Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Heating Oil-Related Investments. A significant portion of USHO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Heating Oil Interests. The balance of the assets is held in USHO’s account at its custodian bank and in Treasuries at the FCM. Income received from USHO’s money market funds and Treasuries is paid to USHO. During the three months ended March 31, 2012, USHO’s expenses exceeded the income USHO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2012, USHO was forced to use other assets to pay expenses which would cause a drop in USHO’s NAV over time. To the extent expenses exceed income, USHO’s NAV will be negatively impacted.

USHO’s investments in Heating Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit.

Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USHO from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2012, USHO was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USHO cannot predict whether such an event may occur in the future.

Prior to the initial offering of USHO, all payments with respect to USHO’s expenses were paid by USCF. USHO does not have any obligation or intention to refund such payments by USCF. USCF is under no obligation to pay USHO’s current or future expenses. Since the initial offering of units, USHO has been responsible for expenses relating to: (i) management fees, (ii) brokerage fees and commissions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its units subsequent to the initial offering, (v) other expenses, including tax reporting costs, (vi) fees and expenses of the independent directors of USCF and (vii) other extraordinary expenses not in the ordinary course of business, while USCF has been responsible for expenses relating to the fees of USHO’s Marketing Agent, Administrator and Custodian and registration expenses relating to the initial offering of units. If USCF and USHO are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, USHO will terminate and investors may lose all or part of their investment.

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

USCF attempts to manage the credit risk of USHO by following various trading limitations and policies. In particular, USHO generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Heating Oil-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USHO to limit its credit exposure. UBS Securities LLC, USHO’s commodity broker, or any other broker that may be retained by USHO in the future, when acting as USHO’s FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USHO, all assets of USHO relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle USHO’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account USHO’s assets related to foreign Futures Contracts trading.

If, in the future, USHO purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of March 31, 2012, USHO held cash deposits and investments in Treasuries and money market funds in the amount of $10,912,840 with the custodian and FCM. Some or all of this amount may be subject to loss should USHO’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of March 31, 2012, USHO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USHO. While USHO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USHO’s financial position.

European Sovereign Debt

USHO had no direct exposure to European sovereign debt as of March 31, 2012 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

Contractual Obligations

USHO’s primary contractual obligations are with USCF. In return for its services, USCF is entitled to a management fee calculated monthly as a fixed percentage of USHO’s NAV, currently 0.60% of NAV on its average daily total net assets.

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

USCF pays the fees of USHO’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman&Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of USHO’s condensed financial statements and its SEC, NFA and CFTC reports. USCF and USHO have also entered into a licensing agreement with the NYMEX pursuant to which USHO and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee to the NYMEX. USHO also pays the fees and expenses associated with its tax accounting and reporting requirements. USCF, though under no obligation to do so, agreed to pay certain expenses normally borne by USHO to the extent that such expenses exceed 0.15% (15 basis points) of USHO’s NAV, on an annualized basis, through at least June 30, 2012. USCF has no obligation to continue such payments into subsequent periods.

In addition to USCF’s management fee, USHO pays its brokerage fees (including fees to a FCM), over-the-counter dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of units, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of USHO’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to a FCM are on a contract-by-contract, or round turn, basis. USHO also pays a portion of the fees and expenses of the independent directors of USCF. See Note 3 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

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

As of March 31, 2012, USHO’s portfolio consisted of 81 Heating Oil Futures HO Contracts traded on the NYMEX. For a list of USHO’s current holdings, please see USHO’s website at www.unitedstatesheatingoilfund.com.

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

To reduce the credit risk that arises in connection with such contracts, USHO will generally enter into an agreement with each counterparty based on the Master Agreement published by the ISDA that provides for the netting of its overall exposure to its counterparty.

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

During the three months ended March 31, 2012, USHO did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during such period, USHO was not exposed to counterparty risk.

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

There have been no material changes to the risk factors previously disclosed in USHO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 28, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

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

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(2)	XBRL Instance Document.
101.SCH(2)	XBRL Taxonomy Extension Schema.
101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase.
101.LAB(2)	XBRL Taxonomy Extension Label Linkbase.
101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Filed herewith.
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

Date: May 15, 2012

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date May 15, 2012