Form 10-Q
period 2012-06-30
United States Heating Oil Fund, LP
filed 2012-08-14
CIK 1396877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2012.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34016

United States Diesel-Heating Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-8837345
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1999 Harrison Street, Suite 1530

Oakland, California 94612

(Address of principal executive offices) (Zip code)

(510) 522-9600

(Registrant’s telephone number, including area code)

United States Heating Oil Fund, LP

1320 Harbor Bay Parkway, Suite 145

Alameda, California 94502

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

UNITED STATES DIESEL-HEATING OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

United States Diesel-Heating Oil Fund, LP

Condensed Statements of Financial Condition

At June 30, 2012 (Unaudited) and December 31, 2011

	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents (Note 5)	$4,881,610	$8,629,549
Equity in UBS Securities LLC trading accounts:
Cash and cash equivalents	835,645	644,438
Unrealized gain on open commodity futures contracts	133,560	348,096
Receivable from General Partner (Note 3)	36,164	132,085
Dividend receivable	81	46
Interest receivable	—	5
Other assets	227,773	231,016

Total assets	$6,114,833	$9,985,235

Liabilities and Partners’ Capital
Professional fees payable	$43,310	$142,175
General Partner management fees payable (Note 3)	2,881	5,022
Brokerage commissions payable	177	171
Other liabilities	574	559

Total liabilities	46,942	147,927

Commitments and Contingencies (Notes 3, 4, and 5)

Partners’ Capital
General Partner	—	—
Limited Partners	6,067,891	9,837,308

Total Partners’ Capital	6,067,891	9,837,308

Total liabilities and partners’ capital	$6,114,833	$9,985,235

Limited Partners’ units outstanding	200,000	300,000

Net asset value per unit	$30.34	$32.79

Market value per unit	$30.17	$32.87

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2012

	Number of Contracts	Unrealized Gain on Open Commodity Contracts	% of Partners’ Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Heating Oil Futures HO August 2012 contracts, expiring July 2012	53	$133,560	2.20

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.09%, 10/11/2012	$400,000	$399,899	6.59

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	1,400,087	1,400,087	23.07
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	1,801,478	1,801,478	29.69

Total Money Market Funds		3,201,565	52.76

Total Cash Equivalents		$3,601,464	59.35

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2012 and 2011

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
Income
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed futures contracts	$(1,964,932)	$(490,845)	$(298,800)	$1,795,740
Change in unrealized gain (loss) on open positions	544,862	(294,857)	(214,536)	(430,047)
Dividend income	277	212	456	973
Interest income	332	51	834	124
Other income	350	1,000	350	2,000

Total income (loss)	(1,419,111)	(784,439)	(511,696)	1,368,790

Expenses
Professional fees	21,655	49,868	43,310	99,188
General Partner management fees (Note 3)	12,683	13,768	28,578	30,364
Brokerage commissions	1,417	1,398	3,114	3,197
Other expenses	2,545	2,682	5,174	5,671

Total expenses	38,300	67,716	80,176	138,420

Expense waiver (Note 3)	(18,485)	(46,426)	(36,164)	(91,597)

Net expenses	19,815	21,290	44,012	46,823

Net income (loss)	$(1,438,926)	$(805,729)	$(555,708)	$1,321,967

Net income (loss) per limited partnership unit	$(5.40)	$(2.41)	$(2.45)	$3.96

Net income (loss) per weighted average limited partnership unit	$(5.60)	$(3.11)	$(1.99)	$4.38

Weighted average limited partnership units outstanding	257,143	259,341	278,571	301,657

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the six months ended June 30, 2012

	General Partner	Limited Partners	Total

Balances, at December 31, 2011	$—	$9,837,308	$9,837,308
Redemption of 100,000 partnership units	—	(3,213,709)	(3,213,709)
Net loss	—	(555,708)	(555,708)

Balances, at June 30, 2012	$—	$6,067,891	$6,067,891

Net Asset Value Per Unit:
At December 31, 2011	$32.79

At June 30, 2012	$30.34

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2012 and 2011

	Six months ended June 30, 2012	Six months ended June 30, 2011
Cash Flows from Operating Activities:
Net income (loss)	$(555,708)	$1,321,967
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(191,207)	10,341
Unrealized loss on futures contracts	214,536	430,047
Decrease in receivable from General Partner	95,921	91,371
(Increase) decrease in dividend receivable	(35)	268
Decrease in interest receivables	5	—
Decrease in other assets	3,243	3,608
Decrease in professional fees payable	(98,865)	(100,470)
Decrease in General Partner management fees payable	(2,141)	(2,576)
Increase (decrease) in brokerage commissions payable	6	(200)
Increase (decrease) in other liabilities	15	(20)

Net cash provided by (used in) operating activities	(534,230)	1,754,336

Cash Flows from Financing Activities:
Redemption of partnership units	(3,213,709)	(6,493,475)

Net cash used in financing activities	(3,213,709)	(6,493,475)

Net Decrease in Cash and Cash Equivalents	(3,747,939)	(4,739,139)

Cash and Cash Equivalents, beginning of period	8,629,549	10,405,533

Cash and Cash Equivalents, end of period	$4,881,610	$5,666,394

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended June 30, 2012 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

Effective as of August 1, 2012, the United States Heating Oil Fund, LP was renamed the United States Diesel-Heating Oil Fund, LP (“USDHO”). No other change, aside from the change of the name and the designated CUSIP number, has been made to USDHO. USDHO was organized as a limited partnership under the laws of the state of Delaware on April 13, 2007. USDHO is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USDHO’s units traded on the American Stock Exchange (the “AMEX”). USDHO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership, as amended July 17, 2012 (the “LP Agreement”). The investment objective of USDHO is for the daily changes in daily percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of heating oil (also known as No. 2 fuel oil) for delivery to the New York harbor, as measured by the daily changes in the price of the futures contract for heating oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less USDHO’s expenses. It is not the intent of USDHO to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of heating oil or any particular futures contract based on heating oil. It is not the intent of USDHO to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of USDHO, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Heating Oil-Related Investments (as defined below). UDSHO accomplishes its objective through investments in futures contracts for heating oil, crude oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other heating oil-related investments such as cash-settled options on Futures Contracts, forward contracts for heating oil and over-the-counter transactions that are based on the price of heating oil, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Heating Oil-Related Investments”). As of June 30, 2012, USDHO held 53 Futures Contracts for heating oil traded on the NYMEX.

USDHO commenced investment operations on April 9, 2008 and has a fiscal year ending on December 31. USCF is responsible for the management of USDHO. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. USCF is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”) and the United States Gasoline Fund, LP (“UGA”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UGA” on February 26, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s and UGA’s units commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the United States Metals Index Fund (“USMI”), each a series of the United States Commodity Index Funds Trust. USCI, CPER, USAG and USMI listed their units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011, “USAG” on April 13, 2012 and “USMI” on June 19, 2012, respectively. All funds listed previously are referred to collectively herein as the “Related Public Funds.” USCF has also filed registration statements to register units of the United States Sugar Fund (“USSF”), the United States Natural Gas Double Inverse Fund (“UNGD”), the United States Gasoil Fund (“USGO”) and the United States Asian Commodities Basket Fund (“UAC”), each a series of the United States Commodity Funds Trust I, and the US Golden Currency Fund (“USGCF”), a series of the United States Currency Funds Trust.

Effective February 29, 2012, USDHO issues units to certain authorized purchasers (“Authorized Purchasers”) by offering baskets consisting of 50,000 units (“Creation Baskets”) through ALPS Distributors, Inc., as the marketing agent (the “Marketing Agent”). Prior to February 29, 2012, USDHO issued units to Authorized Purchasers by offering baskets consisting of 100,000 units through the Marketing Agent. The purchase price for a Creation Basket is based upon the NAV of a unit calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received.

From July 1, 2011 through December 31, 2012, the applicable transaction fee paid by Authorized Purchasers is $350 to USDHO for each order they place to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”); prior to July 1, 2011, this fee was $1,000. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per unit NAV of USDHO but rather at market prices quoted on such exchange.

In April 2008, USDHO initially registered 10,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 9, 2008, USDHO listed its units on the AMEX under the ticker symbol “UHN”. On that day, USDHO established its initial per unit NAV by setting the price at $50.00 and issued 200,000 units in exchange for $10,000,000. USDHO also commenced investment operations on April 9, 2008 by purchasing Futures Contracts traded on the NYMEX based on heating oil. As of June 30, 2012, USDHO had registered a total of 60,000,000 units.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statements of operations. USDHO earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the overnight Federal Funds Rate, less 32 basis points. In addition, USDHO earns income on funds held at the custodian or futures commission merchant at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

USDHO is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with GAAP, USDHO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USDHO files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USDHO is not subject to income tax return examinations by major taxing authorities for years before 2008. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USDHO recording a tax liability that reduces net assets. However, USDHO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USDHO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the six months ended June 30, 2012.

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

USDHO receives or pays the proceeds from units sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in USDHO’s condensed statements of financial condition as receivable for units sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for units redeemed.

Partnership Capital and Allocation of Partnership Income and Losses

Profit or loss shall be allocated among the partners of USDHO in proportion to the number of units each partner holds as of the close of each month. USCF may revise, alter or otherwise modify this method of allocation as described in the LP Agreement.

Calculation of Per Unit Net Asset Value

USDHO’s per unit NAV is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing that amount by the total number of units outstanding. USDHO uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) Per Unit

Net income (loss) per unit is the difference between the per unit NAV at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units added and redeemed based on the amount of time the units were outstanding during such period. There were no units held by USCF at June 30, 2012.

Offering Costs

Offering costs incurred in connection with the registration of additional units after the initial registration of units are borne by USDHO. These costs include registration fees paid to regulatory agencies and all legal, accounting, printing and other expenses associated with such offerings. These costs are accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted.

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

NOTE 3 — FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

USCF Management Fee

Under the LP Agreement, USCF is responsible for investing the assets of USDHO in accordance with the objectives and policies of USDHO. In addition, USCF has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to USDHO. For these services, USDHO is contractually obligated to pay USCF a fee, which is paid monthly, equal to 0.60% per annum of average daily total net assets.

Ongoing Registration Fees and Other Offering Expenses

USDHO pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2012 and 2011, USDHO incurred $3,640 and $3,620, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

USDHO is responsible for paying its portion of the directors’ and officers’ liability insurance for USDHO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USDHO and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. USDHO shares the fees and expenses with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2012 are estimated to be a total of $540,000 for USDHO and the Related Public Funds.

Licensing Fees

As discussed in Note 4 below, USDHO entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, through October 19, 2011, USDHO and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined net assets of the funds and 0.02% for combined net assets above $1,000,000,000. On and after October 20, 2011, USDHO and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2012 and 2011, USDHO incurred $714 and $1,243, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USDHO’s audit expenses and tax accounting and reporting requirements are paid by USDHO. These costs are estimated to be $50,000 for the year ending December 31, 2012.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, USDHO pays all brokerage fees and other expenses in connection with the operation of USDHO, excluding costs and expenses paid by USCF as outlined in Note 4 below. USCF has voluntarily agreed to pay certain expenses normally borne by USDHO to the extent that such expenses exceed 0.15% (15 basis points) of USDHO’s NAV, on an annualized basis, through at least December 31, 2012. USCF has no obligation to continue such payments into subsequent periods. For the six months ended June 30, 2012, USCF waived $36,164 in expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4.

NOTE 4 — CONTRACTS AND AGREEMENTS

USDHO is party to a marketing agent agreement, dated as of March 10, 2008, as amended from time to time, with the Marketing Agent and USCF, whereby the Marketing Agent provides certain marketing services for USDHO as outlined in the agreement. The fee of the Marketing Agent, which is borne by USCF, is equal to 0.06% on USDHO’s assets up to $3 billion and 0.04% on USDHO’s assets in excess of $3 billion.

The above fee does not include the following expenses, which are also borne by USCF: the cost of placing advertisements in various periodicals; web construction and development; or the printing and production of various marketing materials.

USDHO is also party to a custodian agreement, dated March 13, 2008, as amended from time to time, with Brown Brothers Harriman & Co. (“BBH&Co.”) and USCF, whereby BBH&Co. holds investments on behalf of USDHO. USCF pays the fees of the custodian, which are determined by the parties from time to time. In addition, USDHO is party to an administrative agency agreement, dated February 7, 2008, as amended from time to time, with USCF and BBH&Co., whereby BBH&Co. acts as the administrative agent, transfer agent and registrar for USDHO. USCF also pays the fees of BBH&Co. for its services under such agreement and such fees are determined by the parties from time to time.

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to USDHO and each of the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of USDHO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USSO’s, US12NG’s, USBO’s, USCI’s, CPER’s, USAG’s and USMI’s combined net assets, (b) 0.0465% for USDHO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USSO’s, US12NG’s, USBO’s, USCI’s, CPER’s, USAG’s and USMI’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USDHO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USSO’s, US12NG’s, USBO’s, USCI’s, CPER’s, USAG’s and USMI’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also pays transaction fees ranging from $7 to $15 per transaction.

USDHO has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”). The agreement requires UBS Securities to provide services to USDHO in connection with the purchase and sale of Futures Contracts and Other Heating Oil-Related Investments that may be purchased and sold by or through UBS Securities for USDHO’s account. In accordance with the agreement, UBS Securities charges USDHO commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when USDHO issues units as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when USDHO redeems units as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio.

USDHO and the NYMEX entered into a licensing agreement on May 30, 2007, as amended on October 20, 2011, whereby USDHO was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. Under the licensing agreement, USDHO and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3. USDHO expressly disclaims any association with the NYMEX or endorsement of USDHO by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX.

NOTE 5 — FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

USDHO engages in the trading of futures contracts and options on futures contracts (collectively, “derivatives”). USDHO is exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

USDHO may enter into futures contracts and options on futures contracts to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery.

The purchase and sale of futures contracts and options on futures contracts require margin deposits with a futures commission merchant. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a futures commission merchant to segregate all customer transactions and assets from the futures commission merchant’s proprietary activities.

Futures contracts involve, to varying degrees, elements of market risk (specifically commodity price risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure USDHO has in the particular classes of instruments. Additional risks associated with the use of futures contracts are an imperfect correlation between movements in the price of the futures contracts and the market value of the underlying securities and the possibility of an illiquid market for a futures contract.

All of the futures contracts held by USDHO were exchange-traded through June 30, 2012. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USDHO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USDHO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USDHO bears the risk of financial failure by the clearing broker.

USDHO’s cash and other property, such as Treasuries, deposited with a futures commission merchant are considered commingled with all other customer funds, subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a futures commission merchant could result in the complete loss of USDHO’s assets posted with that futures commission merchant; however, the majority of USDHO’s assets are held in Treasuries, cash and/or cash equivalents with USDHO’s custodian and would not be impacted by the insolvency of a futures commission merchant. The failure or insolvency of USDHO’s custodian however, could result in a substantial loss of USDHO’s assets.

USCF invests a portion of USDHO’s cash in money market funds that seek to maintain a stable per unit NAV. USDHO is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2012 and December 31, 2011, USDHO held investments in money market funds in the amounts of $3,201,565 and $1,801,145, respectively. USDHO also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of June 30, 2012 and December 31, 2011, USDHO held cash deposits and investments in Treasuries in the amounts of $2,515,690 and $7,472,842, respectively with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should USDHO’s custodian and/or futures commission merchant cease operations.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, USDHO is exposed to market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short. As both a buyer and a seller of options, USDHO pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.

USDHO’s policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting controls and procedures. In addition, USDHO has a policy of requiring review of the credit standing of each broker or counterparty with which it conducts business. The financial instruments held by USDHO are reported in its condensed statements of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the six months ended June 30, 2012 and 2011 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the six months ended June 30, 2012 (Unaudited)	For the six months ended June 30, 2011 (Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$32.79	$29.82
Total income (loss)	(2.29)	4.12
Net expenses	(0.16)	(0.16)

Net increase (decrease) in net asset value	(2.45)	3.96

Net asset value, end of period	$30.34	$33.78

Total Return	(7.47)%	13.28%

Ratios to Average Net Assets
Total income (loss)	(5.34)%	13.41%

Management fees*	0.60%	0.60%

Total expenses excluding management fees*	1.08%	2.13%

Expenses waived*	(0.76)%	(1.81)%

Net expenses excluding management fees*	0.32%	0.32%

Net income (loss)	(5.80)%	12.95%

*	Annualized

Total returns are calculated based on the change in value during the period. An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USDHO.

NOTE 7 — FAIR VALUE OF FINANCIAL INSTRUMENTS

USDHO values its investments in accordance with Accounting Standards Codification 820 – Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. The changes to past practice resulting from the application of ASC 820 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. ASC 820 establishes a fair value hierarchy that distinguishes between: (1) market participant assumptions developed based on market data obtained from sources independent of USDHO (observable inputs) and (2) USDHO’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the ASC 820 hierarchy are as follows:

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

The following table summarizes the valuation of USDHO’s securities at June 30, 2012 using the fair value hierarchy:

At June 30, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$3,601,464	$3,601,464	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	133,560	133,560	—	—

During the six months ended June 30, 2012, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USDHO’s securities at December 31, 2011 using the fair value hierarchy:

At December 31, 2011	Total	Level I	Level II	Level III
Short-Term Investments	$2,531,040	$2,531,040	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	348,096	348,096	—	—

During the year ended December 31, 2011, there were no transfers between Level I and Level II.

Effective January 1, 2009, USDHO adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2012	Fair Value At December 31, 2011
Futures - Commodity Contracts	Assets	$133,560	$348,096

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended June 30, 2012		For the six months ended June 30, 2011
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized gain (loss) on closed positions	$(298,800)		$1,795,740

	Change in unrealized loss on open positions		$(214,536)		$(430,047)

NOTE 8 — RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” The amendments in ASU No. 2011-11 require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The guidance requires retrospective application for all comparative periods presented. USCF is currently evaluating the impact ASU No. 2011-11 will have on USDHO’s financial statements.

NOTE 9 — SUBSEQUENT EVENTS

USDHO has performed an evaluation of subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Effective as of August 1, 2012, the United States Heating Oil Fund, LP was renamed the United States Diesel-Heating Oil Fund, LP (“USDHO”). No other change, aside from the change of the name and the designated CUSIP number, has been made to USDHO. The following discussion should be read in conjunction with the condensed financial statements and the notes thereto of USDHO included elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause USDHO’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe USDHO’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and USDHO cannot assure investors that the projections included in these forward-looking statements will come to pass. USDHO’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

USDHO has based the forward-looking statements included in this quarterly report on Form 10-Q on information available to it on the date of this quarterly report on Form 10-Q, and USDHO assumes no obligation to update any such forward-looking statements. Although USDHO undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that USDHO may make directly to them or through reports that USDHO in the future files with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Introduction

USDHO, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of USDHO is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of heating oil, as measured by the daily changes in the price of the futures contract for heating oil (also known as No. 2 fuel oil), for delivery to the New York harbor, traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), less USDHO’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. It is not the intent of USDHO to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of heating oil or any particular futures contract based on heating oil. It is not the intent of USDHO to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. The general partner of USDHO, United States Commodity Funds LLC (“USCF”), believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Heating Oil-Related Investments (as defined below).

USDHO invests in futures contracts for heating oil, crude oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other heating oil-related investments such as cash-settled options on Futures Contracts, forward contracts for heating oil, cleared swap contracts and over-the-counter transactions that are based on the price of heating oil, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Heating Oil-Related Investments”). For convenience and unless otherwise specified, Futures Contracts and Other Heating Oil-Related Investments collectively are referred to as “Heating Oil Interests” in this quarterly report on Form 10-Q.

USDHO seeks to achieve its investment objective by investing in a combination of Futures Contracts and Other Heating Oil-Related Investments such that daily changes in its per unit NAV, measured in percentage terms, will closely track the daily changes in the price of the Benchmark Futures Contract, also measured in percentage terms. USCF believes the daily changes in the price of the Benchmark Futures Contract have historically exhibited a close correlation with the daily changes in the spot price of heating oil. It is not the intent of USDHO to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of heating oil or any particular futures contract based on heating oil. It is not the intent of USDHO to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Heating Oil-Related Investments.

Impact of Accountability Levels, Position Limits and Price Fluctuation Limits. Futures contracts include typical and significant characteristics. Most significantly, the Commodity Futures Trading Commission (the “CFTC”) and U.S. designated contracts markets such as the NYMEX have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by USDHO is not) may hold, own or control. The net position is the difference between an individual’s or firm’s open long contracts and open short contracts in any one commodity. In addition, most U.S.-based futures exchanges, such as the NYMEX, limit the daily price fluctuation for futures contracts. Currently, the ICE Futures imposes position and accountability limits that are similar to those imposed by U.S.-based futures exchanges but does not limit the maximum daily price fluctuation, while some other non-U.S. futures exchanges have not adopted such limits.

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for any one-month in the Benchmark Futures Contract is 5,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts for investments in futures contracts for heating oil. If USDHO and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contracts for heating oil, the NYMEX will monitor USDHO’s and the Related Public Funds’ exposure and ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USDHO and the Related Public Funds. If deemed necessary by the NYMEX, it could also order USDHO and the Related Public Funds to reduce their aggregate net position back to the accountability level. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its heating oil contract as the NYMEX. As of June 30, 2012, USDHO held 53 Heating Oil Futures HO Contracts traded on the NYMEX. For the six months ended June 30, 2012, USDHO did not exceed accountability levels.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and positions limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USDHO will run up against such position limits because USDHO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the six months ended June 30, 2012, USDHO did not exceed any position limits imposed by the NYMEX and the ICE Futures.

On October 18, 2011, the CFTC adopted new rules, which establish position limits and limit formulas for certain physical commodity futures including Futures Contracts and options on Futures Contracts, executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts. See Introduction – Futures Contracts and Position Limits in this quarterly report on Form 10-Q for information regarding the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

The regulation of commodity interests in the United States is subject to ongoing modification by governmental and judicial action. On July 21, 2010, a broad financial regulatory reform bill, the Dodd-Frank Act, was signed into law. All of the Dodd-Frank Act’s provisions became effective on July 16, 2011, but the actual implementation of some of the provisions is subject to continuing uncertainty because implementing rules and regulations have not been completely finalized and have been challenged in court. Pending final resolution of all applicable regulatory requirements, some specific examples of how the new Dodd-Frank Act provisions and rules adopted thereunder could impact USDHO are discussed below.

Futures Contracts and Position Limits

Provisions in the Dodd-Frank Act include the requirement that position limits be established on a wide range of commodity interests including energy-based and other commodity futures contracts, certain cleared commodity swaps and certain over-the-counter commodity contracts; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for many swap transactions that are currently entered into in the over-the-counter market. The new law and the rules thereunder may negatively impact USDHO’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties. Further, increased regulation of, and the imposition of additional costs on, swap transactions under the new legislation and implementing regulations could cause a reduction in the swap market and the overall derivatives markets, which could restrict liquidity and adversely affect USDHO. In particular, new position limits imposed on USDHO or its counterparties may impact USDHO’s ability to invest in a manner that most efficiently meets its investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of USDHO’s investments and doing business, which could adversely impact the ability of USDHO to achieve its investment objective.

On October 18, 2011, the CFTC adopted regulations implementing position limits and limit formulas for 28 core physical commodity futures contracts, including the Futures Contracts and options on Futures Contracts executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts (collectively, “Referenced Contracts”). The new regulations require, among other things, aggregation of position limits that would apply across different trading venues to contracts based on the same underlying commodity. However, the regulations would require aggregation of Referenced Contracts held by separate Related Public Funds (as defined below) only if such Related Public Funds had “identical trading strategies.” USCF does not believe any of the Related Public Funds should be viewed as having identical trading strategies for purposes of the CFTC’s aggregation rules.

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

Based on its current understanding of the final position limit regulations, USCF does not anticipate significant negative impact on the ability of USDHO to achieve its investment objective. However, as of the filing of this quarterly report on Form 10-Q, additional studies are required to be conducted before all requirements of the final rules are implemented, and therefore, it cannot be determined with certainty what impact such regulations will have on USDHO.

“Swap” Transactions

The Dodd-Frank Act imposes new regulatory requirements on certain “swap” transactions that USDHO is authorized to engage in that may ultimately impact the ability of USDHO to meet its investment objective. On May 23, 2011, the CFTC and the SEC published joint proposed rules defining the term “swap” and thus providing more clarity regarding which transactions will be regulated as such under the Dodd-Frank Act. On July 13, 2012, the CFTC published a pre-publication version of the joint CFTC and SEC final rules that provide further definition of the terms “swap” and “security-based swap.” The term “swap” is broadly defined to include various types of over-the-counter derivatives, including swaps and options. The effective date of these final rules will be October 12, 2012, 60 days after the publication of such final rules in the Federal Register, which were published on August 13, 2012.

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (which are referred to in the Dodd-Frank Act as “derivative clearing organizations” (“DCOs”)). However, as described above, it is currently unknown which swaps will be subject to such trading and clearing requirements. If a swap is required to be cleared, the initial margin will be set by the clearing organization, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable Prudential Regulator. On May 23, 2012, the CFTC published final regulations, which became effective as of July 23, 2012, to determine which entities will be regulated as “swap dealers” and “major swap participants” and thus have to comply with these capital and margin requirements (as well as a multitude of other requirements under the Dodd-Frank Act). However, most of the requirements imposed will not become effective until October 12, 2012 when additional final rules defining the terms “swap,” “security-based swap” and “mixed swap” become effective. In general, increased regulation of, and the imposition of additional costs on, swap transactions could have an adverse effect on USDHO by, for example, reducing the size of and therefore liquidity in the derivatives market, increasing transaction costs and decreasing the ability to customize derivative transactions. The final rule regarding review of swaps for mandatory clearing went effective September 26, 2011.

On July 14, 2011, the CFTC issued an order providing temporary relief from certain swaps-related provisions of Title VII that would have automatically taken effect on July 16, 2011. The final order granted temporary exemptive relief that, by its terms, expires upon the earlier of the effective date of the required final rulemaking or December 31, 2011. On October 18, 2011, the CFTC issued an order, which modified the July 14, 2011 order by extending the temporary exemptive relief to the earlier of the effective date of the required final rulemaking or July 16, 2012. On July 13, 2012, the CFTC issued an order to, in pertinent part, extend the temporary exemptive relief to December 31, 2012.

On February 7, 2012, the CFTC published a rule requiring each futures commission merchant (“FCM”) and DCO to segregate cleared swaps and related collateral posted by a customer of the FCM from the assets of the FCM or DCO, although such property can be commingled with the property of other cleared swaps customers of the FCM or DCO. This rule addresses losses incurred by a DCO in a so-called “double default” scenario in which a customer of an FCM defaults in its obligations to the FCM and the FCM, in turn, defaults in its obligations to the DCO. Under this scenario, the DCO can only access the collateral attributable to other customers of the DCO whose cleared swap positions are in a loss position following the primary customer’s default. This rule is scheduled to become effective on November 8, 2012. Some market participants have expressed concern that the requirements of this segregation rule may result in higher initial margins or higher fees. USDHO does not anticipate any impact to its operations in order to meet the requirements of the new rule.

Additionally, the CFTC published rules on February 17, 2012 and April 3, 2012 that require “swap dealers” and “major swap participants” to: 1) adhere to business conduct standards, 2) implement policies and procedures to ensure compliance with the Commodity Exchange Act and 3) maintain records of such compliance. These new requirements may impact the documentation requirements for both cleared and non-cleared swaps and cause swap dealers and major swap participants to face increased compliance costs that, in turn, may be passed along to counterparties (such as USDHO) in the form of higher fees and expenses that related to trading swaps.

On February 24, 2012, the CFTC amended certain disclosure obligations to require that the operator of a commodity pool that invests in swaps include standardized swap risk disclosures in the pool’s disclosure documents by December 31, 2012.

The CFTC issued a final rule on May 23, 2012 interpreting the definition of “eligible contract participant,” as amended by the Dodd-Frank Act, in such a manner that USDHO may be limited as to the counterparties with which it may enter into currency forward contracts. Additionally, USDHO may under certain circumstances related to the amount of assets under management no longer qualify as an eligible contract participant. USDHO’s ability to maintain a certain minimum level of assets to qualify as an eligible contract participant allows USDHO to enter into swaps on swap execution facilities as well as on a bilateral, off-exchange basis. The loss of status as an eligible contract participant and the resulting loss of eligible counterparties and investment options could impact the USDHO’s ability to achieve its investment objective.

The effect of the future regulatory change on USDHO is impossible to predict, but it could be substantial and adverse.

USCF, which is registered as a commodity pool operator (“CPO”) with the CFTC, is authorized by the Amended and Restated Agreement of Limited Partnership of USDHO, as amended on July 17, 2012 (the “LP Agreement”) to manage USDHO. USCF is authorized by USDHO in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or FCMs.

Price Movements

Heating oil futures prices were volatile during the first six months of the year with a general downward trend through the six months ended June 30, 2012. The price of the Benchmark Futures Contract started the period at $2.91 per gallon. It hit a peak on February 24, 2012 at a price of $3.31 per gallon. The low of the period was on June 21, 2012, when the price dropped to $2.52 per gallon. The period ended with the Benchmark Futures Contract at $2.71 per gallon, a decrease of approximately 6.87% over the period. USDHO’s per unit NAV began the period at $32.79 and reached its high for the period on February 24, 2012 at $37.49. USDHO’s per unit NAV reached its low for the period on June 21, 2012 at $28.27. USDHO’s per unit NAV on June 30, 2012 was $30.34, down approximately 7.47% for the period. The Benchmark Futures Contract prices listed above began with the February 2012 contract and ended with the August 2012 contract. The decrease of approximately 6.87% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USDHO seeks to track, which are more fully described below in the section titled “Tracking USDHO’s Benchmark.”

During the six months ended June 30, 2012, the heating oil futures market was in a state of backwardation in the first two months of the quarter and again in late June 2012, meaning the price of the near month Futures Contract was typically higher than the price of the next month Futures Contract, or contracts further away from expiration. The heating oil futures market was in a state of contango during the rest of the six months ended June 30, 2012, meaning the price of the near month Futures Contract was typically lower than the price of the next month Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Heating Oil Futures Prices and the Impact on Total Returns” below.

Valuation of Futures Contracts and the Computation of the Per Unit NAV

The per unit NAV of USDHO’s units is calculated once each NYSE Arca trading day. The per unit NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. USDHO’s administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other USDHO investments, including ICE Futures contracts or other futures contracts, as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time.

Results of Operations and the Heating Oil Market

Results of Operations. On April 9, 2008, USDHO listed its units on the American Stock Exchange (the “AMEX”) under the ticker symbol “UHN.” On that day, USDHO established its initial offering price at $50.00 per unit and issued 200,000 units to the initial authorized purchaser, Merrill Lynch Professional Clearing Corp., in exchange for $10,000,000 in cash. As a result of the acquisition of the AMEX by NYSE Euronext, USDHO’s units no longer trade on the AMEX and commenced trading on the NYSE Arca on November 25, 2008.

Since its initial offering of 10,000,000 units, USDHO has registered one subsequent offering of its units: 50,000,000 units which were registered with the SEC on April 30, 2010. Units offered by USDHO in the subsequent offering were sold by it for cash at the units’ per unit NAV as described in the applicable prospectus. As of June 30, 2012, USDHO had issued 1,000,000 units, 200,000 of which were outstanding. As of June 30, 2012, there were 59,000,000 units registered but not yet issued.

More units may have been issued by USDHO than are outstanding due to the redemption of units. Unlike funds that are registered under the Investment Company Act of 1940, as amended, units that have been redeemed by USDHO cannot be resold by USDHO. As a result, USDHO contemplates that additional offerings of its units will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of June 30, 2012, USDHO had the following authorized purchasers: Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., NewEdge USA LLC, Nomura Securities International Inc., RBC Capital Markets Corporation, SG Americas Securities LLC and Virtu Financial Capital Markets.

For the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

As of June 30, 2012, the total unrealized gain on Futures Contracts owned or held on that day was $133,560 and USDHO established cash deposits and investments in short term obligations of the United States of two years or less (“Treasuries”) and money market funds that were equal to $5,717,255. USDHO held 85.38% of its cash assets in overnight deposits and money market funds at its custodian bank, while 14.62% of the cash balance was held as Treasuries and margin deposits for the Futures Contracts purchased. The ending per unit NAV on June 30, 2012 was $30.34.

By comparison, as of June 30, 2011, the total unrealized loss on Futures Contracts owned or held on that day was $162,389 and USDHO established cash deposits and investments in money market funds that were equal to $6,696,049. USDHO held 84.62% of its cash assets in overnight deposits and money market funds at its custodian bank, while 15.38% of the cash balance was held as margin deposits for the Futures Contracts purchased. The decrease in cash assets in overnight deposits, Treasuries and money market funds for June 30, 2012, as compared to June 30, 2011, was primarily the result of USDHO’s smaller size during the six months ended June 30, 2012. The ending per unit NAV on June 30, 2011 was $33.78. The decrease in the per unit NAV for June 30, 2012, as compared to June 30, 2011, was primarily a result of the decrease in the price of the Benchmark Futures Contract between the six months ended June 30, 2011 and the six months ended June 30, 2012.

Portfolio Expenses. USDHO’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that USDHO pays to USCF is calculated as a percentage of the total net assets of USDHO. USDHO pays USCF a management fee of 0.60% of its average daily total net assets. The fee is accrued daily and paid monthly.

During the six months ended June 30, 2012, the average daily total net assets of USDHO were $9,578,231. The management fee incurred by USDHO during the period amounted to $28,578. By comparison, during the six months ended June 30, 2011, the average daily total net assets of USDHO were $10,205,087. The management fee paid by USDHO during the period amounted to $30,364.

In addition to the management fee, USDHO pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for the six months ended June 30, 2012 was $51,598, as compared to $108,056 for the six months ended June 30, 2011. The decrease in gross total expenses excluding management fees for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, was primarily due to lower tax reporting and accounting costs during the six months ended June 30, 2012. USDHO incurred $3,640 and $3,620 in ongoing registration fees and other expenses relating to the registration and offering of additional units for the six months ended June 30, 2012 and 2011, respectively. The slight increase in registration fees and expenses incurred by USDHO for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, was due to one extra day in the reporting period during the six months ended June, 30, 2012. During the six months ended June 30, 2012 and 2011, an expense waiver was in effect which offset certain of the expenses incurred by USDHO. The total amount of the expense waiver was $36,164 for the six months ended June 30, 2012 and $91,597 for the six months ended June 30, 2011. For the six months ended June 30, 2012 and 2011, the expenses of USDHO, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $80,176 and $138,420, respectively, and after allowance for the expense waiver, totaled $44,012 and $46,823, respectively.

USDHO is responsible for paying its portion of the directors’ and officers’ liability insurance of USDHO and the United States Oil Fund, LP, the United States Natural Gas Fund, LP, the United States 12 Month Oil Fund, LP, the United States Gasoline Fund, LP, the United States Short Oil Fund, LP, the United States 12 Month Natural Gas Fund, LP, the United States Brent Oil Fund, LP, the United States Commodity Index Fund, the United States Copper Index Fund, the United States Agriculture Index Fund and the United States Metals Index Fund (collectively, the “Related Public Funds”) and the fees and expenses of the independent directors who also serve as audit committee members of USDHO and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. USDHO shares the fees and expenses with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2012 are estimated to be a total of $540,000 for USDHO and the Related Public Funds. By comparison, for the year ended December 31, 2011, these fees and expenses amounted to a total of $607,582 for USDHO and the Related Public Funds. USDHO’s portion of such fees and expenses for the year ended December 31, 2011 was $1,383.

USDHO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Heating Oil-Related Investments or Treasuries. During the six months ended June 30, 2012, total commissions accrued to brokers amounted to $3,114. Of this amount, $3,027 was a result of rebalancing costs and $87 was the result of trades necessitated by creation and redemption activity. By comparison, during the six months ended June 30, 2011, total commissions accrued to brokers amounted to $3,197. The slight decrease in the total commissions accrued to brokers for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, was immaterial. As an annualized percentage of average daily total net assets, the figure for the six months ended June 30, 2012 represents approximately 0.06% of average daily total net assets. By comparison, the figure for the six months ended June 30, 2011 represented approximately 0.06% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USDHO’s audit expenses and tax accounting and reporting requirements are paid by USDHO. These costs are estimated to be $50,000 for the year ending December 31, 2012. USCF has voluntarily agreed to pay certain expenses normally borne by USDHO to the extent that such expenses exceed 0.15% (15 basis points) of USDHO’s NAV, on an annualized basis, through at least December 31, 2012. USCF has no obligation to continue such payments into subsequent periods. For the six months ended June 30, 2012, USCF waived $36,164 in expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

Dividend and Interest Income. USDHO seeks to invest its assets such that it holds Futures Contracts and Other Heating Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USDHO to pay the full amount of the contract value at the time of purchase, but rather require USDHO to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USDHO retains an amount that is approximately equal to its total net assets, which USDHO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with USDHO’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the six months ended June 30, 2012, USDHO earned $1,290 in dividend and interest income on such cash and/or cash equivalents. Based on USDHO’s average daily total net assets, this was equivalent to an annualized yield of 0.03%. USDHO purchased Treasuries during the six months ended June 30, 2012 and also held cash and/or cash equivalents during this time period. By comparison, for the six months ended June 30, 2011, USDHO earned $1,097 in dividend and interest income on such cash and/or cash equivalents. Based on USDHO’s average daily total net assets, this was equivalent to an annualized yield of 0.02%. USDHO did not purchase Treasuries during the six months ended June 30, 2011 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments held by USDHO, including cash, cash equivalents and Treasuries, were slightly higher during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. As a result, the amount of income earned by USDHO as a percentage of average daily total net assets was higher during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

For the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Portfolio Expenses. During the three months ended June 30, 2012, the average daily total net assets of USDHO were $8,501,677. The management fee incurred by USDHO during the period amounted to $12,683. By comparison, during the three months ended June 30, 2011, the average daily total net assets of USDHO were $9,203,606. The management fee paid by USDHO during the period amounted to $13,768.

In addition to the management fee, USDHO pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for the three months ended June 30, 2012 was $25,617, as compared to $53,948 for the three months ended June 30, 2011. The decrease in gross total expenses excluding management fees for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, was primarily due to lower tax reporting and accounting costs during the three months ended June 30, 2012. USDHO incurred $1,820 and $1,820 in ongoing registration fees and other expenses relating to the registration and offering of additional units for the three months ended June 30, 2012 and 2011, respectively. The registration fees and expenses incurred by USDHO for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, were the same. During the three months ended June 30, 2012 and 2011, an expense waiver was in effect which offset certain of the expenses incurred by USDHO. The total amount of the expense waiver was $18,485 for the three months ended June 30, 2012 and $46,426 for the three months ended June 30, 2011. For the three months ended June 30, 2012 and 2011, the expenses of USDHO, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $38,300 and $67,716, respectively, and after allowance for the expense waiver, totaled $19,815 and $21,290, respectively.

USDHO is responsible for paying its portion of the directors’ and officers’ liability insurance of USDHO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USDHO and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. USDHO shares the fees and expenses with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2012 are estimated to be a total of $540,000 for USDHO and the Related Public Funds. By comparison, for the year ended December 31, 2011, these fees and expenses amounted to a total of $607,582 for USDHO and the Related Public Funds. USDHO’s portion of such fees and expenses for the year ended December 31, 2011 was $1,383.

USDHO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Heating Oil-Related Investments or Treasuries. During the three months ended June 30, 2012, total commissions accrued to brokers amounted to $1,417. Of this amount, $1,330 was a result of rebalancing costs and $87 was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended June 30, 2011, total commissions accrued to brokers amounted to $1,398. The increase in the total commissions accrued to brokers for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, was immaterial. As an annualized percentage of average daily total net assets, the figure for the three months ended June 30, 2012 represents approximately 0.07% of average daily total net assets. By comparison, the figure for the three months ended June 30, 2011 represented approximately 0.06% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USDHO’s audit expenses and tax accounting and reporting requirements are paid by USDHO. These costs are estimated to be $50,000 for the year ending December 31, 2012. USCF has voluntarily agreed to pay certain expenses normally borne by USDHO to the extent that such expenses exceed 0.15% (15 basis points) of USDHO’s NAV, on an annualized basis, through at least December 31, 2012. USCF has no obligation to continue such payments into subsequent periods. For the three months ended June 30, 2012, USCF waived $18,485 in expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

Dividend and Interest Income. USDHO seeks to invest its assets such that it holds Futures Contracts and Other Heating Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USDHO to pay the full amount of the contract value at the time of purchase, but rather require USDHO to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USDHO retains an amount that is approximately equal to its total net assets, which USDHO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with USDHO’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended June 30, 2012, USDHO earned $609 in dividend and interest income on such cash and/or cash equivalents. Based on USDHO’s average daily total net assets, this was equivalent to an annualized yield of 0.03%. USDHO purchased Treasuries during the three months ended June 30, 2012 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended June 30, 2011, USDHO earned $263 in dividend and interest income on such cash and/or cash equivalents. Based on USDHO’s average daily total net assets, this was equivalent to an annualized yield of 0.01%. USDHO did not purchase Treasuries during the three months ended June 30, 2011 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments held by USDHO, including cash, cash equivalents and Treasuries, were slightly higher during the three months ended June 30, 2012 compared to the three months ended June 30, 2011. As a result, the amount of income earned by USDHO as a percentage of average daily total net assets was higher during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Tracking USDHO’s Benchmark

USCF seeks to manage USDHO’s portfolio such that changes in its average daily per unit NAV, on a percentage basis, closely track the daily changes in the average price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30-valuation days, the average daily change in USDHO’s per unit NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-valuation day time period was 0.5% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per unit NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). USDHO’s portfolio management goals do not include trying to make the nominal price of USDHO’s per unit NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for heating oil. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Futures Contracts.

For the 30-valuation days ended June 30, 2012, the simple average daily change in the Benchmark Futures Contract was (0.165)%, while the simple average daily change in the per unit NAV of USDHO over the same time period was (0.167)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per unit NAV was (6.69)%, meaning that over this time period USDHO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USDHO’s per unit NAV versus the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended June 30, 2012. The second chart below shows the monthly total returns of USDHO as compared to the monthly value of the Benchmark Futures Contract since inception.

Since the commencement of the offering of USDHO’s units to the public on April 9, 2008 to June 30, 2012, the simple average daily change in the Benchmark Futures Contract was (0.020)%, while the simple average daily change in the per unit NAV of USDHO over the same time period was (0.022)%. The average daily difference was 0.002% (or 0.02 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per unit NAV was (0.808)%, meaning that over this time period USDHO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative tracking measurement of the return performance of USDHO versus the return of its Benchmark Futures Contract can be calculated by comparing the actual return of USDHO, measured by changes in its per unit NAV, versus the expected changes in its per unit NAV under the assumption that USDHO’s returns had been exactly the same as the daily changes in its Benchmark Futures Contract.

For the six months ended June 30, 2012, the actual total return of USDHO as measured by changes in its per unit NAV was (7.47)%. This is based on an initial per unit NAV of $32.79 on December 31, 2011 and an ending per unit NAV as of June 30, 2012 of $30.34. During this time period, USDHO made no distributions to its unitholders. However, if USDHO’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, USDHO would have had an estimated per unit NAV of $30.47 as of June 30, 2012, for a total return over the relevant time period of (7.08)%. The difference between the actual per unit NAV total return of USDHO of (7.47)% and the expected total return based on the Benchmark Futures Contract of (7.08)% was an error over the time period of (0.39)%, which is to say that USDHO’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USDHO pays, offset in part by the income that USDHO collects on its cash and cash equivalent holdings. During the six months ended June 30, 2012, USDHO earned dividend and interest income of $1,290, which is equivalent to a weighted average income rate of 0.03% for such period. In addition, during the six months ended June 30, 2012, USDHO also collected $350 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USDHO’s actual total return. During the six months ended June 30, 2012, USDHO incurred net expenses of $44,012. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(42,372), which is equivalent to an annualized weighted average net income rate of (0.89)% for the six months ended June 30, 2012.

By comparison, for the six months ended June 30, 2011, the actual total return of USDHO as measured by changes in its per unit NAV was 13.28%. This was based on an initial per unit NAV of $29.82 on December 31, 2010 and an ending per unit NAV as of June 30, 2011 of $33.78. During this time period, USDHO made no distributions to its unitholders. However, if USDHO’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, USDHO would have had an estimated per unit NAV of $33.90 as of June 30, 2011, for a total return over the relevant time period of 13.68%. The difference between the actual per unit NAV total return of USDHO of 13.28% and the expected total return based on the Benchmark Futures Contract of 13.68% was an error over the time period of (0.40)%, which is to say that USDHO’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USDHO paid, offset in part by the income that USDHO collected on its cash and cash equivalent holdings. During the six months ended June 30, 2011, USDHO earned dividend and interest income of $1,097, which was equivalent to a weighted average income rate of 0.02% for such period. In addition, during the six months ended June 30, 2011, USDHO also collected $2,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USDHO’s actual total return. During the six months ended June 30, 2011, USDHO incurred net expenses of $46,823. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(43,726) which was equivalent to an annualized weighted average net income rate of (0.86)% for the six months ended June 30, 2011.

There are currently three factors that have impacted or are most likely to impact USDHO’s ability to accurately track its Benchmark Futures Contract.

First, USDHO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which USDHO executes the trade. In that case, USDHO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per unit NAV of USDHO to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2012, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USDHO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USDHO’s attempt to track the Benchmark Futures Contract over time.

Second, USDHO earns dividend and interest income on its cash, cash equivalents and Treasuries. USDHO is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the six months ended June 30, 2012. Interest payments, and any other income, were retained within the portfolio and added to USDHO’s NAV. When this income exceeds the level of USDHO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USDHO will realize a net yield that will tend to cause daily changes in the per unit NAV of USDHO to track slightly higher than daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2012, USDHO earned, on an annualized basis, approximately 0.03% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees, approximately 0.06% in brokerage commission costs related to the purchase and sale of futures contracts, and approximately 0.26% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.89)% and affected USDHO’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per unit NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, USDHO may hold Other Heating Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per unit NAV of USDHO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2012, USDHO did not hold any Other Heating Oil-Related Investments. If USDHO increases in size, and due to its obligations to comply with regulatory limits, USDHO may invest in Other Heating Oil-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

USCF anticipates that interest rates will continue to remain at historical lows and therefore, it is anticipated that fees and expenses paid by USDHO will continue to be higher than interest earned by USDHO. As such, USCF anticipates that USDHO will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by USDHO.

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
4/30/2011
8/31/2011
Contango/Backwardation

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of USDHO is not to have the market price of its units match, dollar for dollar, changes in the spot price of heating oil, contango and backwardation have impacted the total return on an investment in USDHO units during the past year relative to a hypothetical direct investment in heating oil. For example, an investment in USDHO units made on December 31, 2011 and held to June 30, 2012 decreased, based upon the changes in the per unit NAV for USDHO units on those days, by 7.47%, while the spot price of heating oil for immediate delivery during the same period decreased by 6.87%. By comparison, an investment in USDHO units made on December 31, 2010 and held to June 30, 2011 increased, based upon the changes in the per unit NAV for USDHO units on those days, by 13.28%, while the spot price of heating oil for immediate delivery during the same period increased by 15.89%. (note: this comparison ignores the potential costs associated with physically owning and storing heating oil, which could be substantial).

Periods of contango or backwardation do not materially impact USDHO’s investment objective of having the daily percentage changes in its per unit NAV track the daily percentage changes in the price of the Benchmark Futures Contract since the impact of backwardation and contango tend to equally impact the daily percentage changes in price of both USDHO’s units and the Benchmark Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods.

Heating Oil Market. During the six months ended June 30, 2012, the price of heating oil in the United States was impacted by several factors. In particular, USCF believes that falling crude oil prices, both in the United States and in London, were partially offset by a reduction in refinery capacity on the East Coast of the United States, near the New York harbor where the Benchmark Futures Contract is priced. During the six months ended June 30, 2012, the price of heating oil in the United States, as measured by changes in the price of the futures contract traded on the NYMEX that was closest to expiration, fell by approximately 6.87% from $2.91 per gallon to $2.71 per gallon. Investors are cautioned that these represent prices for heating oil on a wholesale basis and should not be directly compared to retail prices.

Crude Oil Market. During the six months ended June 30, 2012, crude oil prices were impacted by several factors. On the consumption side, demand moderated inside and outside the United States as global economic growth, including emerging economies such as China and India, showed signs of slowing economic growth. Europe in particular showed signs of weakness as the ongoing financial and banking crisis raised concerns during the second quarter of 2012. On the supply side, efforts to reduce production by the Organization of the Petroleum Exporting Countries (“OPEC”) to more closely match global consumption were partially successful. In the summer of 2011, production had been disrupted by political unrest in the Middle East, particularly Libya, which reduced global supply by approximately 1.8 million barrels per day. A partial resolution of the Libyan situation has reduced concerns regarding the global supply of crude oil. However, continuing concerns about the political standoff with Iran have left the market subject to bouts of heightened volatility as OPEC’s ability to replace Iranian oil currently subject to embargo is not unlimited. Crude oil prices finished the second quarter of 2012 approximately 14.03% lower than at the beginning of the year, as the global economy continues to adjust to periods of slow recovery and economic growth. USCF believes that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels, while any military actions involving Iran would likely have the opposite effect.

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

For the ten-year time period between June 30, 2002 and June 30, 2012, the chart below compares the monthly movements of heating oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of heating oil on a monthly basis was not strongly correlated, positively or negatively, with the movements of large cap U.S. equities, global equities or U.S. government bonds. However, movements in heating oil had a strong positive correlation to movements in crude oil and unleaded gasoline. Heating oil also had a positive, but moderate, correlation with natural gas.

Correlation Matrix June 30, 2002-2012	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Natural Gas	Heating Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.337)	0.968	0.282	0.189	0.042	0.234
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.315)	(0.184)	(0.222)	0.074	(0.130)
Global Equities (FTSE World Index)			1.000	0.369	0.247	0.092	0.314
Crude Oil				1.000	0.73624	0.391	0.833
Unleaded Gasoline					1.000	0.281	0.707
Natural Gas						1.000	0.505
Heating Oil							1.000

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one-year period ended June 30, 2012, heating oil continued to have a strong positive correlation with unleaded gasoline and crude oil. During this period, heating oil was essentially non-correlated with the movements of natural gas compared to what it had displayed over the ten-year period ended June 30, 2012. The correlation between heating oil and both large cap U.S. equities and global equities, which had been essentially non-correlated over the ten-year period ended June 30, 2012, displayed results that indicated that they had a positive correlation over this shorter time period particularly due to the recent recovery in the U.S. and global economies. Finally, the results showed that heating oil and U.S. government bonds were slightly negatively correlated over this more recent time period.

Correlation Matrix 12 months ended June 30, 2012	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Natural Gas	Heating Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.777)	0.980	0.803	0.637	0.142	0.748
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.744)	(0.506)	(0.532)	(0.008)	(0.385)
Global Equities (FTSE World Index)			1.000	0.783	0.629	0.187	0.790
Crude Oil				1.000	0.456	0.160	0.850
Unleaded Gasoline					1.000	(0.441)	0.658
Natural Gas						1.000	0.045
Heating Oil							1.000

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

The correlations between heating oil, crude oil, natural gas and gasoline are relevant because USCF endeavors to invest USDHO’s assets in Futures Contracts and Other Heating Oil-Related Investments so that daily changes in percentage terms in USDHO’s per unit NAV correlate as closely as possible with daily changes in percentage terms in the price of the Benchmark Futures Contract. If certain other fuel-based commodity futures contracts do not closely correlate with the Benchmark Futures Contract, then their use could lead to greater tracking error. As noted above, USCF also believes that the changes in percentage terms in the price of the Benchmark Futures Contract will closely correlate with changes in percentage terms in the spot price of heating oil.

Critical Accounting Policies

Preparation of the condensed financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. USDHO’s application of these policies involves judgments and actual results may differ from the estimates used.

USCF has evaluated the nature and types of estimates that it makes in preparing USDHO’s condensed financial statements and related disclosures and has determined that the valuation of its investments, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy. The values which are used by USDHO for its Futures Contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, USDHO estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

Liquidity and Capital Resources

USDHO has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. USDHO has met, and it is anticipated that USDHO will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments, or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. USDHO’s liquidity needs include: redeeming units, providing margin deposits for its existing Futures Contracts or the purchase of additional Futures Contracts and posting collateral for its over-the-counter contracts, if applicable, and payment of its expenses, summarized below under “Contractual Obligations.”

USDHO currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 units (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USDHO has allocated substantially all of its net assets to trading in Heating Oil Interests. USDHO invests in Heating Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Heating Oil-Related Investments. A significant portion of USDHO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Heating Oil Interests. The balance of the assets is held in USDHO’s account at its custodian bank and in Treasuries at the FCM. Income received from USDHO’s money market funds and Treasuries is paid to USDHO. During the six months ended June 30, 2012, USDHO’s expenses exceeded the income USDHO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2012, USDHO was forced to use other assets to pay expenses which would cause a drop in USDHO’s NAV over time. To the extent expenses exceed income, USDHO’s NAV will be negatively impacted.

USDHO’s investments in Heating Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit.

Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USDHO from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2012, USDHO was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USDHO cannot predict whether such an event may occur in the future.

Prior to the initial offering of USDHO, all payments with respect to USDHO’s expenses were paid by USCF. USDHO does not have any obligation or intention to refund such payments by USCF. USCF is under no obligation to pay USDHO’s current or future expenses. Since the initial offering of units, USDHO has been responsible for expenses relating to: (i) management fees, (ii) brokerage fees and commissions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its units subsequent to the initial offering, (v) other expenses, including tax reporting costs, (vi) fees and expenses of the independent directors of USCF and (vii) other extraordinary expenses not in the ordinary course of business, while USCF has been responsible for expenses relating to the fees of USDHO’s Marketing Agent, Administrator and Custodian and registration expenses relating to the initial offering of units. If USCF and USDHO are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, USDHO will terminate and investors may lose all or part of their investment.

Market Risk

Trading in Futures Contracts and Other Heating Oil-Related Investments, such as forwards, involves USDHO entering into contractual commitments to purchase or sell heating oil at a specified date in the future. The aggregate market value of the contracts will significantly exceed USDHO’s future cash requirements since USDHO intends to close out its open positions prior to settlement. As a result, USDHO is generally only subject to the risk of loss arising from the change in value of the contracts. USDHO considers the “fair value” of its derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with USDHO’s commitments to purchase heating oil is limited to the aggregate market value of the contracts held. However, should USDHO enter into a contractual commitment to sell heating oil, it would be required to make delivery of the heating oil at the contract price, repurchase the contract at prevailing prices or settle in cash. Since there are no limits on the future price of heating oil, the market risk to USDHO could be unlimited.

USDHO’s exposure to market risk depends on a number of factors, including the markets for heating oil, the volatility of interest rates and foreign exchange rates, the liquidity of the Futures Contracts and Other Heating Oil-Related Investments markets and the relationships among the contracts held by USDHO. Drastic market occurrences could ultimately lead to the loss of all or substantially all of an investor’s capital.

Credit Risk

When USDHO enters into Futures Contracts and Other Heating Oil-Related Investments, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Futures Contracts traded on the NYMEX and on most other futures exchanges is the clearinghouse associated with the particular exchange. In general, in addition to margin required to be posted by the clearinghouse in connection with cleared trades, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to USDHO in such circumstances.

USCF attempts to manage the credit risk of USDHO by following various trading limitations and policies. In particular, USDHO generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Heating Oil-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USDHO to limit its credit exposure. UBS Securities LLC, USDHO’s commodity broker, or any other broker that may be retained by USDHO in the future, when acting as USDHO’s FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USDHO, all assets of USDHO relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle USDHO’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account USDHO’s assets related to foreign Futures Contracts trading.

If, in the future, USDHO purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of June 30, 2012, USDHO held cash deposits and investments in Treasuries and money market funds in the amount of $5,717,255 with the custodian and FCM. Some or all of this amount may be subject to loss should USDHO’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of June 30, 2012, USDHO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USDHO. While USDHO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USDHO’s financial position.

European Sovereign Debt

USDHO had no direct exposure to European sovereign debt as of June 30, 2012 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, USDHO requires liquidity to redeem units, which redemptions must be in blocks of 50,000 units as of February 29, 2012 called “Redemption Baskets.” (Prior to February 29, 2012, the size of the Redemption Basket was 100,000 units). USDHO has to date satisfied this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of units being redeemed.

Contractual Obligations

USDHO’s primary contractual obligations are with USCF. In return for its services, USCF is entitled to a management fee calculated monthly as a fixed percentage of USDHO’s NAV, currently 0.60% of NAV on its average daily total net assets.

USCF agreed to pay the start-up costs associated with the formation of USDHO, primarily its legal, accounting and other costs in connection with USCF’s registration with the CFTC as a CPO and the registration and listing of USDHO and its units with the SEC, FINRA and NYSE Arca (formerly, AMEX), respectively. However, since USDHO’s initial offering of units, offering costs incurred in connection with registering and listing additional units of USDHO have been directly borne on an ongoing basis by USDHO, and not by USCF.

USCF pays the fees of USDHO’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of USDHO’s condensed financial statements and its SEC, NFA and CFTC reports. USCF and USDHO have also entered into a licensing agreement with the NYMEX pursuant to which USDHO and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee to the NYMEX. USDHO also pays the fees and expenses associated with its tax accounting and reporting requirements. USCF has voluntarily agreed to pay certain expenses normally borne by USDHO to the extent that such expenses exceed 0.15% (15 basis points) of USDHO’s NAV, on an annualized basis, through at least December 31, 2012. USCF has no obligation to continue such payments into subsequent periods.

In addition to USCF’s management fee, USDHO pays its brokerage fees (including fees to a FCM), over-the-counter dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of units, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of USDHO’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to a FCM are on a contract-by-contract, or round turn, basis. USDHO also pays a portion of the fees and expenses of the independent directors of USCF. See Note 3 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods, as USDHO’s per unit NAVs and trading levels to meet its investment objective will not be known until a future date. These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of USDHO’s existence. Either party may terminate these agreements earlier for certain reasons described in the agreements.

As of June 30, 2012, USDHO’s portfolio consisted of 53 Heating Oil Futures HO Contracts traded on the NYMEX. For a list of USDHO’s current holdings, please see USDHO’s website at www.unitedstatesheatingoilfund.com.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives (Including Spreads and Straddles)

In the future, USDHO may purchase over-the-counter contracts (“OTC Contracts”). Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an OTC Contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

To reduce the credit risk that arises in connection with such contracts, USDHO will generally enter into an agreement with each counterparty based on the Master Agreement published by ISDA that provides for the netting of its overall exposure to its counterparty, if the counterparty is unable to meet its obligations to USDHO due to the occurrence of a specified event, such as the insolvency of the counterparty.

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an OTC Contract pursuant to guidelines approved by USCF’s board of directors (the “Board”). Furthermore, USCF on behalf of USDHO only enters into OTC Contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by USCF. USDHO will also require that the counterparty be highly rated and/or provide collateral or other credit support. Even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

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

During the six months ended June 30, 2012, USDHO did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during such period, USDHO was not exposed to counterparty risk.

USDHO anticipates that the use of Other Heating Oil-Related Investments together with its investments in Futures Contracts will produce price and total return results that closely track the investment goals of USDHO. However, there can be no assurance of this. OTC Contracts may result in higher transaction-related expenses than the brokerage commissions paid in connection with the purchase of Futures Contracts, which may impact USDHO’s ability to successfully track the Benchmark Futures Contract.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

USDHO maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in USDHO’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

The duly appointed officers of USCF, including its chief executive officer and chief financial officer, who perform functions equivalent to those of a principal executive officer and principal financial officer of USDHO if USDHO had any officers, have evaluated the effectiveness of USDHO’s disclosure controls and procedures and have concluded that the disclosure controls and procedures of USDHO have been effective as of the end of the period covered by this quarterly report on Form 10-Q.

Change in Internal Control Over Financial Reporting

There were no changes in USDHO’s internal control over financial reporting during USDHO’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, USDHO’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors previously disclosed in USDHO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 28, 2012, except for the addition of the risk factor set forth below.

USDHO is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law, and therefore, USDHO has a more complex tax treatment than traditional mutual funds.

USDHO is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law. No U.S. federal income tax is paid by USDHO on its income. Instead, USDHO will furnish unitholders each year with tax information on IRS Schedule K-1 (Form 1065) and each U.S. unitholder is required to report on its U.S. federal income tax return its allocable share of the income, gain, loss and deduction of USDHO. This must be reported without regard to the amount (if any) of cash or property the unitholder receives as a distribution from USDHO during the taxable year. A unitholder, therefore, may be allocated income or gain by USDHO but receive no cash distribution with which to pay the tax liability resulting from the allocation, or may receive a distribution that is insufficient to pay such liability.

In addition to federal income taxes, unitholders may be subject to other taxes, such as state and local income taxes, unincorporated business taxes, business franchise taxes, and estate, inheritance or intangible taxes that may be imposed by the various jurisdictions in which USDHO does business or owns property or where the unitholders reside. Although an analysis of those various taxes is not presented here, each prospective unitholder should consider their potential impact on its investment in USDHO. It is each unitholder’s responsibility to file the appropriate U.S. federal, state, local and foreign tax returns.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the Commodity Exchange Act, each month USDHO publishes an account statement for its unitholders, which includes a Statement of Income (Loss) and a Statement of Changes in Net Asset Value. The account statement is furnished to the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on USDHO’s website at www.unitedstatesheatingoilfund.com.

Item 6.	Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1(1)	Certificate of Amendment of Certificate of Limited Partnership of the Registrant.
3.2(2)	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership.
10.1(3)	Second Amendment Agreement to the Administrative Agency Agreement.
10.2(3)	Second Amendment Agreement to the Custodian Agreement.
10.3(3)	Amendment Agreement to the Marketing Agent Agreement.
31.1(3)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(3)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(3)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(3)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(4)	XBRL Instance Document.
101.SCH(4)	XBRL Taxonomy Extension Schema.
101.CAL(4)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF(4)	XBRL Taxonomy Extension Definition Linkbase.
101.LAB(4)	XBRL Taxonomy Extension Label Linkbase.
101.PRE(4)	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-162718) filed on July 23, 2012.
(2)	Incorporated by reference to Appendix B of Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-162718) filed on July 23, 2012.
(3)	Filed herewith.
(4)

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

United States Diesel-Heating Oil Fund, LP (Registrant)

By: United States Commodity Funds LLC, its general partner

By:	/s/ Nicholas D. Gerber
Nicholas D. Gerber
President and Chief Executive Officer
(Principal executive officer)

Date: August 14, 2012

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date August 14, 2012