Form 10-Q
period 2012-09-30
United States Diesel-Heating Oil Fund, LP
filed 2012-11-15
CIK 1396877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2012.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34016

United States Diesel-Heating Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-8837345
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

UNITED STATES DIESEL-HEATING OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

United States Diesel-Heating Oil Fund, LP

Condensed Statements of Financial Condition

At September 30, 2012 (Unaudited) and December 31, 2011

	September 30, 2012	December 31, 2011
Assets
Cash and cash equivalents (Note 5)	$6,161,991	$8,629,549
Equity in UBS Securities LLC trading accounts:
Cash and cash equivalents	839,544	644,438
Unrealized gain (loss) on open commodity futures contracts	(176,522)	348,096
Receivable from General Partner (Note 3)	58,478	132,085
Dividend receivable	79	46
Interest receivable	5	5
Other assets	225,755	231,016

Total assets	$7,109,330	$9,985,235

Liabilities and Partners' Capital
Professional fees payable	$67,826	$142,175
General Partner management fees payable (Note 3)	3,456	5,022
Brokerage commissions payable	177	171
Other liabilities	449	559

Total liabilities	71,908	147,927

Commitments and Contingencies (Notes 3, 4, and 5)

Partners' Capital
General Partner	–	–
Limited Partners	7,037,422	9,837,308
Total Partners' Capital	7,037,422	9,837,308

Total liabilities and partners' capital	$7,109,330	$9,985,235

Limited Partners' units outstanding	200,000	300,000
Net asset value per unit	$35.19	$32.79
Market value per unit	$35.00	$32.87

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At September 30, 2012

	Number of Contracts	Unrealized Loss on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Heating Oil Futures HO November 2012 contracts, expiring October 2012	53	$(176,522)	(2.51)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.09%, 10/11/2012	$400,000	$399,990	5.68

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	1,400,122	1,400,122	19.90
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	1,801,710	1,801,710	25.60
Total Money Market Funds		3,201,832	45.50
Total Cash Equivalents		$3,601,822	51.18

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2012 and 2011

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$1,294,864	$(66,226)	$996,064	$1,729,514
Change in unrealized loss on open positions	(310,082)	(376,941)	(524,618)	(806,988)
Dividend income	265	105	721	1,078
Interest income	288	141	1,122	265
Other income	–	–	350	2,000

Total income (loss)	985,335	(442,921)	473,639	925,869

Expenses
Professional fees	24,516	42,987	67,826	142,175
General Partner management fees (Note 3)	10,101	10,316	38,679	40,680
Brokerage commissions	1,056	1,043	4,170	4,240
Other expenses	2,445	2,569	7,619	8,240

Total expenses	38,118	56,915	118,294	195,335

Expense waiver (Note 3)	(22,314)	(40,488)	(58,478)	(132,085)

Net expenses	15,804	16,427	59,816	63,250

Net income (loss)	$969,531	$(459,348)	$413,823	$862,619
Net income (loss) per limited partnership unit	$4.85	$(2.29)	$2.40	$1.67
Net income (loss) per weighted average limited partnership unit	$4.85	$(2.30)	$1.64	$3.23
Weighted average limited partnership units outstanding	200,000	200,000	252,190	267,399

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the nine months ended September 30, 2012

	General Partner	Limited Partners	Total

Balances, at December 31, 2011	$–	$9,837,308	$9,837,308
Redemption of 100,000 partnership units	–	(3,213,709)	(3,213,709)
Net income	–	413,823	413,823

Balances, at September 30, 2012	$–	$7,037,422	$7,037,422

Net Asset Value Per Unit:
At December 31, 2011	$32.79
At September 30, 2012	$35.19

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2012 and 2011

	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Cash Flows from Operating Activities:
Net income	$413,823	$862,619
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in commodity futures trading account – cash and cash equivalents	(195,106)	(27,390)
Unrealized loss on open futures contracts	524,618	806,988
Decrease in receivable from General Partner	73,607	50,884
(Increase) decrease in dividend receivable	(33)	286
Decrease in other assets	5,261	5,562
Decrease in professional fees payable	(74,349)	(57,483)
Decrease in General Partner management fees payable	(1,566)	(2,658)
Increase (decrease) in brokerage commissions payable	6	(200)
Decrease in other liabilities	(110)	(156)
Net cash provided by operating activities	746,151	1,638,452

Cash Flows from Financing Activities:
Redemption of partnership units	(3,213,709)	(6,493,475)
Net cash used in financing activities	(3,213,709)	(6,493,475)

Net Decrease in Cash and Cash Equivalents	(2,467,558)	(4,855,023)

Cash and Cash Equivalents, beginning of period	8,629,549	10,405,533
Cash and Cash Equivalents, end of period	$6,161,991	$5,550,510

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended September 30, 2012 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

Effective as of August 1, 2012, the United States Heating Oil Fund, LP was renamed the United States Diesel-Heating Oil Fund, LP (“USDHO”). No other change, aside from the change of the name and the designated CUSIP number, has been made to USDHO. USDHO was organized as a limited partnership under the laws of the state of Delaware on April 13, 2007. USDHO is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USDHO’s units traded on the American Stock Exchange (the “AMEX”). USDHO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership, as amended July 17, 2012 (the “LP Agreement”). The investment objective of USDHO is for the daily changes in daily percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of diesel-heating oil (also known as No. 2 fuel oil) for delivery to the New York harbor, as measured by the daily changes in the price of the futures contract for diesel-heating oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less USDHO’s expenses. It is not the intent of USDHO to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of diesel-heating oil or any particular futures contract based on diesel-heating oil. It is not the intent of USDHO to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of USDHO, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Diesel-Heating Oil-Related Investments (as defined below). UDSHO accomplishes its objective through investments in futures contracts for diesel-heating oil, crude oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other diesel-heating oil-related investments such as cash-settled options on Futures Contracts, forward contracts for diesel-heating oil and over-the-counter transactions that are based on the price of diesel-heating oil, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Diesel-Heating Oil-Related Investments”). As of September 30, 2012, USDHO held 53 Futures Contracts for diesel-heating oil traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures.

USDHO commenced investment operations on April 9, 2008 and has a fiscal year ending on December 31. USCF is responsible for the management of USDHO. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. USCF is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”) and the United States Gasoline Fund, LP (“UGA”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UGA” on February 26, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s and UGA’s units commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the United States Metals Index Fund (“USMI”), each a series of the United States Commodity Index Funds Trust. USCI, CPER, USAG and USMI listed their units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011, “USAG” on April 13, 2012 and “USMI” on June 19, 2012, respectively. All funds listed previously are referred to collectively herein as the “Related Public Funds.” USCF has also filed registration statements to register units of the United States Sugar Fund (“USSF”), the United States Natural Gas Double Inverse Fund (“UNGD”), the United States Gasoil Fund (“USGO”) and the United States Asian Commodities Basket Fund (“UAC”), each a series of the United States Commodity Funds Trust I, and the US Golden Currency Fund (“HARD”), a series of the United States Currency Funds Trust.

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

From July 1, 2011 through December 31, 2012, the applicable transaction fee paid by Authorized Purchasers is $350 to USDHO for each order they place to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”); prior to July 1, 2011, this fee was $1,000. Beginning on January 1, 2013 and after, Authorized Purchasers will pay a transaction fee of $1,000 for each order they place to create or redeem one or more Redemption Baskets. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per unit NAV of USDHO but rather at market prices quoted on such exchange.

In April 2008, USDHO initially registered 10,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 9, 2008, USDHO listed its units on the AMEX under the ticker symbol “UHN”. On that day, USDHO established its initial per unit NAV by setting the price at $50.00 and issued 200,000 units in exchange for $10,000,000. USDHO also commenced investment operations on April 9, 2008 by purchasing Futures Contracts traded on the NYMEX based on diesel-heating oil. As of September 30, 2012, USDHO had registered a total of 60,000,000 units.

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

In accordance with GAAP, USDHO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USDHO files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USDHO is not subject to income tax return examinations by major taxing authorities for years before 2008. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USDHO recording a tax liability that reduces net assets. However, USDHO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USDHO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the nine months ended September 30, 2012.

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

Net Income (Loss) Per Unit

Net income (loss) per unit is the difference between the per unit NAV at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units added and redeemed based on the amount of time the units were outstanding during such period. There were no units held by USCF at September 30, 2012.

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

Ongoing Registration Fees and Other Offering Expenses

USDHO pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2012 and 2011, USDHO incurred $5,480 and $5,460, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

USDHO is responsible for paying its portion of the directors’ and officers’ liability insurance for USDHO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USDHO and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. USDHO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2012 are estimated to be a total of $540,000 for USDHO and the Related Public Funds.

Licensing Fees

As discussed in Note 4 below, USDHO entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, through October 19, 2011, USDHO and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined net assets of the funds and 0.02% for combined net assets above $1,000,000,000. On and after October 20, 2011, USDHO and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the nine months ended September 30, 2012 and 2011, USDHO incurred $967 and $1,692, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USDHO’s audit expenses and tax accounting and reporting requirements are paid by USDHO. These costs are estimated to be $50,000 for the year ending December 31, 2012.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, USDHO pays all brokerage fees and other expenses in connection with the operation of USDHO, excluding costs and expenses paid by USCF as outlined in Note 4 below. USCF has voluntarily agreed to pay certain expenses normally borne by USDHO to the extent that such expenses exceed 0.15% (15 basis points) of USDHO’s NAV, on an annualized basis, through at least December 31, 2012. USCF has no obligation to continue such payments into subsequent periods. For the nine months ended September 30, 2012, USCF waived $58,478 in expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4.

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

USDHO has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”). The agreement requires UBS Securities to provide services to USDHO in connection with the purchase and sale of Futures Contracts and Other Diesel-Heating Oil-Related Investments that may be purchased and sold by or through UBS Securities for USDHO’s account. In accordance with the agreement, UBS Securities charges USDHO commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when USDHO issues units as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when USDHO redeems units as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. USDHO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Diesel-Heating Oil-Related Investments or Treasuries. During the nine months ended September 30, 2012, total commissions accrued to brokers amounted to $4,170. Of this amount, approximately $3,731 was a result of rebalancing costs and approximately $439 was the result of trades necessitated by creation and redemption activity. By comparison, during the nine months ended September 30, 2011, total commissions accrued to brokers amounted to $4,240. Of this amount, approximately $4,066 was a result of rebalancing costs and approximately $174 was the result of trades necessitated by creation and redemption activity. The slight decrease in the total commissions accrued to brokers for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, was primarily due to fewer Futures Contracts held and traded during the nine months ended September 30, 2012. As an annualized percentage of average daily total net assets, the figure for the nine months ended September 30, 2012 represents approximately 0.07% of average daily total net assets. By comparison, the figure for the nine months ended September 30, 2011 represented approximately 0.06% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

All of the futures contracts held by USDHO were exchange-traded through September 30, 2012. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USDHO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USDHO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USDHO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USDHO’s cash in money market funds that seek to maintain a stable per unit NAV. USDHO is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2012 and December 31, 2011, USDHO held investments in money market funds in the amounts of $3,201,832 and $1,801,145, respectively. USDHO also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of September 30, 2012 and December 31, 2011, USDHO held cash deposits and investments in Treasuries in the amounts of $3,799,703 and $7,472,842, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should USDHO’s custodian and/or futures commission merchant cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the nine months ended September 30, 2012 and 2011 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the nine months ended September 30, 2012 (Unaudited)	For the nine months ended September 30, 2011 (Unaudited)
Per Unit Operating Performance:
Net asset value, beginning of period	$32.79	$29.82
Total income (loss)	2.64	1.91
Net expenses	(0.24)	(0.24)
Net increase in net asset value	2.40	1.67
Net asset value, end of period	$35.19	$31.49

Total Return	7.32%	5.60%

Ratios to Average Net Assets
Total income (loss)	5.50%	10.21%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	1.23%	2.28%
Expenses waived*	(0.90)%	(1.95)%
Net expenses excluding management fees*	0.33%	0.33%
Net income (loss)	4.81%	9.52%

*	Annualized

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

The following table summarizes the valuation of USDHO’s securities at September 30, 2012 using the fair value hierarchy:

At September 30, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$3,601,822	$3,601,822	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(176,522)	(176,522)	—	—

During the nine months ended September 30, 2012, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USDHO’s securities at December 31, 2011 using the fair value hierarchy:

At December 31, 2011	Total	Level I	Level II	Level III
Short-Term Investments	$2,531,040	$2,531,040	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	348,096	348,096	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2012	Fair Value At December 31, 2011
Futures - Commodity Contracts	Assets	$(176,522)	$348,096

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended September 30, 2012		For the nine months ended September 30, 2011
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized gain on closed positions	$996,064		$1,729,514

	Change in unrealized loss on open positions		$(524,618)		$(806,988)

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

Introduction

USDHO, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of USDHO is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of diesel-heating oil, as measured by the daily changes in the price of the futures contract for diesel-heating oil (also known as No. 2 fuel oil), for delivery to the New York harbor, traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), less USDHO’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. It is not the intent of USDHO to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of diesel-heating oil or any particular futures contract based on diesel-heating oil. It is not the intent of USDHO to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. The general partner of USDHO, United States Commodity Funds LLC (“USCF”), believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Diesel-Heating Oil-Related Investments (as defined below).

USDHO invests in futures contracts for diesel-heating oil, crude oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other diesel-heating oil-related investments such as cash-settled options on Futures Contracts, forward contracts for diesel-heating oil, cleared swap contracts and over-the-counter transactions that are based on the price of diesel-heating oil, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Diesel-Heating Oil-Related Investments”). For convenience and unless otherwise specified, Futures Contracts and Other Diesel-Heating Oil-Related Investments collectively are referred to as “ Diesel-Heating Oil Interests” in this quarterly report on Form 10-Q.

USDHO seeks to achieve its investment objective by investing in a combination of Futures Contracts and Other Diesel-Heating Oil-Related Investments such that daily changes in its per unit NAV, measured in percentage terms, will closely track the daily changes in the price of the Benchmark Futures Contract, also measured in percentage terms. USCF believes the daily changes in the price of the Benchmark Futures Contract have historically exhibited a close correlation with the daily changes in the spot price of diesel-heating oil. It is not the intent of USDHO to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of diesel-heating oil or any particular futures contract based on diesel-heating oil. It is not the intent of USDHO to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Diesel-Heating Oil-Related Investments.

Regulatory Disclosure

Impact of Accountability Levels, Position Limits and Price Fluctuation Limits. Futures contracts include typical and significant characteristics. Most significantly, the Commodity Futures Trading Commission (the “CFTC”) and U.S. designated contracts markets such as the NYMEX have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by USDHO is not) may hold, own or control. The net position is the difference between an individual’s or firm’s open long contracts and open short contracts in any one commodity. In addition, most U.S.-based futures exchanges, such as the NYMEX, limit the daily price fluctuation for futures contracts. Currently, the ICE Futures imposes position and accountability limits that are similar to those imposed by U.S.-based futures exchanges and also limits the maximum daily price fluctuation, while some other non-U.S. futures exchanges have not adopted such limits.

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for any one-month in the Benchmark Futures Contract is 5,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts for investments in futures contracts for diesel-heating oil. In addition, ICE Futures maintains the same accountability levels, position limits and monitoring authority for its diesel-heating oil contract as the NYMEX. If USDHO and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contracts for diesel-heating oil, the NYMEX and ICE Futures will monitor USDHO’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USDHO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USDHO could be ordered to reduce its aggregate net position back to the accountability level. As of September 30, 2012, USDHO held 53 Diesel-Heating Oil Futures HO Contracts traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures. For the nine months ended September 30, 2012, USDHO did not exceed accountability levels on the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and positions limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USDHO will run up against such position limits because USDHO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the nine months ended September 30, 2012, USDHO did not exceed any position limits imposed by the NYMEX and the ICE Futures.

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

In late 2011, the CFTC adopted regulations implementing position limits and limit formulas for 28 core physical commodity futures contracts, including the Futures Contracts and options on Futures Contracts executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts (collectively, “Referenced Contracts”). These regulations would have required, among other things, aggregation of position limits that would apply across different trading venues to contracts based on the same underlying commodity. However, the regulations would have required aggregation of Referenced Contracts held by separate Related Public Funds (as defined below) only if such Related Public Funds had “identical trading strategies.” USCF does not believe any of the Related Public Funds should be viewed as having identical trading strategies for purposes of the CFTC’s aggregation rules.

The position limit rules were to be implemented in two phases, the first of which was to be effective October 12, 2012. However, on September 28, 2012, the U.S. District Court for the District of Columbia issued a memorandum opinion and order vacating the final regulations. The court issued that ruling in response to a lawsuit filed by two industry organizations challenging certain aspects of the regulations. There is no way of knowing whether the CFTC will ultimately be successful in adopting position limit rules, how those rules might differ from existing position limits imposed by applicable designated contract markets, and, accordingly, whether any such rules would negatively impact the ability of USDHO to achieve its objectives.

“Swap” Transactions

The Dodd-Frank Act imposes new regulatory requirements on certain “swap” transactions that USDHO is authorized to engage in that may ultimately impact the ability of USDHO to meet its investment objective. On August 13, 2012, the CFTC and the SEC published joint final rules defining the terms “swap” and “security-based swap.” The term “swap” is broadly defined to include various types of over-the-counter derivatives, including swaps and options. The effective date of these final rules was October 12, 2012.

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (which are referred to in the Dodd-Frank Act as “derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular contract. However, the CFTC has not issued any mandatory clearing determinations and, therefore, it is currently unknown which swaps will be subject to such trading and clearing requirements. If a swap is required to be cleared, the initial margin will be set by the clearing organization, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.” On May 23, 2012, the CFTC published final regulations, which became effective as of July 23, 2012, to determine which entities will be regulated as “swap dealers” and “major swap participants” and thus have to comply with these capital and margin requirements (as well as a multitude of other requirements under the Dodd-Frank Act). Most of the requirements became effective on October 12, 2012 when additional final rules defining the terms “swap,” “security-based swap” and “mixed swap” became effective. However, on October 11, 2012 and October 12, 2012, the CFTC issued several no-action letters and interpretive guidance which delayed much of the implementation of these requirements from October 12, 2012 until December 31, 2012. Increased regulation of, and the imposition of additional costs on, swap transactions could have an adverse effect on USDHO by, for example, reducing the size of and therefore liquidity in the derivatives market, increasing transaction costs and decreasing the ability to customize derivative transactions.

The majority of the Dodd-Frank Act regulations affecting the swap market will not become effective until later in calendar year 2012 or the beginning of 2013 at the earliest.

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

The CFTC issued a final rule on May 23, 2012 interpreting the definition of “eligible contract participant,” as amended by the Dodd-Frank Act, in such a manner that USDHO may be limited as to the counterparties with which it may enter into forward contracts. Additionally, USDHO may under certain circumstances related to the amount of assets under management no longer qualify as an eligible contract participant. USDHO’s ability to maintain a certain minimum level of assets and to qualify as an eligible contract participant allows USDHO to enter into swaps on swap execution facilities as well as on a bilateral, off-exchange basis. The loss of status as an eligible contract participant and the resulting loss of eligible counterparties and investment options could impact the USDHO’s ability to achieve its investment objective.

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

Price Movements

Diesel-heating oil futures prices were volatile during the first nine months of the year with a general upward trend through the nine months ended September 30, 2012. The price of the Benchmark Futures Contract started the period at $2.91 per gallon. It hit a peak on February 24, 2012 at a price of $3.31 per gallon. The low of the period was on June 21, 2012, when the price dropped to $2.52 per gallon. The period ended with the Benchmark Futures Contract at $3.16 per gallon, an increase of approximately 8.41% over the period. USDHO’s per unit NAV began the period at $32.79 and reached its high for the period on February 24, 2012 at $37.49. USDHO’s per unit NAV reached its low for the period on June 21, 2012 at $28.27. USDHO’s per unit NAV on September 30, 2012 was $35.19, up approximately 7.32% for the period. The Benchmark Futures Contract prices listed above began with the February 2012 contract and ended with the November 2012 contract. The increase of approximately 8.41% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USDHO seeks to track, which are more fully described below in the section titled “Tracking USDHO’s Benchmark.”

During the nine months ended September 30, 2012, the diesel-heating oil futures market was primarily in a state of contango, meaning the price of the near month Futures Contract was typically lower than the price of the next month Futures Contract, or contracts further away from expiration. The diesel-heating oil futures market was in a state of backwardation in January, February and September 2012, meaning the price of the near month Futures Contract was typically higher than the price of the next month Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Diesel-Heating Oil Futures Prices and the Impact on Total Returns” below.

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

Results of Operations and the Diesel-Heating Oil Market

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

Since its initial offering of 10,000,000 units, USDHO has registered one subsequent offering of its units: 50,000,000 units which were registered with the SEC on April 30, 2010. Units offered by USDHO in the subsequent offering were sold by it for cash at the units’ per unit NAV as described in the applicable prospectus. As of September 30, 2012, USDHO had issued 1,000,000 units, 200,000 of which were outstanding. As of September 30, 2012, there were 59,000,000 units registered but not yet issued.

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

As of September 30, 2012, USDHO had the following authorized purchasers: Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., NewEdge USA LLC, Nomura Securities International Inc., RBC Capital Markets Corporation, SG Americas Securities LLC and Virtu Financial Capital Markets.

For the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

As of September 30, 2012, the total unrealized loss on Futures Contracts owned or held on that day was $176,522 and USDHO established cash deposits and investments in short term obligations of the United States of two years or less (“Treasuries”) and money market funds that were equal to $7,001,535. USDHO held 88.01% of its cash assets in overnight deposits and investments in money market funds at its custodian bank, while 11.99% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased. The ending per unit NAV on September 30, 2012 was $35.19.

By comparison, as of September 30, 2011, the total unrealized loss on Futures Contracts owned or held on that day was $539,330 and USDHO established cash deposits and investments in money market funds that were equal to $6,617,896. USDHO held 83.87% of its cash assets in overnight deposits and investments in money market funds at its custodian bank, while 16.13% of the cash balance was held as margin deposits for the Futures Contracts purchased. The increase in cash assets in overnight deposits and investments in Treasuries and money market funds for September 30, 2012, as compared to September 30, 2011, was primarily the result of USDHO’s larger size during the nine months ended September 30, 2012. The ending per unit NAV on September 30, 2011 was $31.49. The increase in the per unit NAV for September 30, 2012, as compared to September 30, 2011, was primarily a result of the increase in the price of the Benchmark Futures Contract between the nine months ended September 30, 2011 and the nine months ended September 30, 2012.

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

During the nine months ended September 30, 2012, the average daily total net assets of USDHO were $8,611,124. The management fee incurred by USDHO during the period amounted to $38,679. By comparison, during the nine months ended September 30, 2011, the average daily total net assets of USDHO were $9,064,730. The management fee paid by USDHO during the period amounted to $40,680.

In addition to the management fee, USDHO pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for the nine months ended September 30, 2012 was $79,615, as compared to $154,655 for the nine months ended September 30, 2011. The decrease in gross total expenses excluding management fees for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, was primarily due to decreased tax reporting, audit, licensing and other fees during the nine months ended September 30, 2012. USDHO incurred $5,480 and $5,460 in ongoing registration fees and other expenses relating to the registration and offering of additional units for the nine months ended September 30, 2012 and 2011, respectively. The slight increase in registration fees and expenses incurred by USDHO for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, was due to one extra day in the reporting period for the nine months ended September 30, 2012. During the nine months ended September 30, 2012 and 2011, an expense waiver was in effect which offset certain of the expenses incurred by USDHO. The total amount of the expense waiver was $58,478 for the nine months ended September 30, 2012 and $132,085 for the nine months ended September 30, 2011. For the nine months ended September 30, 2012 and 2011, the expenses of USDHO, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $118,294 and $195,335, respectively, and after allowance for the expense waiver, totaled $59,816 and $63,250, respectively.

USDHO is responsible for paying its portion of the directors’ and officers’ liability insurance of USDHO and the United States Oil Fund, LP, the United States Natural Gas Fund, LP, the United States 12 Month Oil Fund, LP, the United States Gasoline Fund, LP, the United States Short Oil Fund, LP, the United States 12 Month Natural Gas Fund, LP, the United States Brent Oil Fund, LP, the United States Commodity Index Fund, the United States Copper Index Fund, the United States Agriculture Index Fund and the United States Metals Index Fund (collectively, the “Related Public Funds”) and the fees and expenses of the independent directors who also serve as audit committee members of USDHO and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. USDHO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2012 are estimated to be a total of $540,000 for USDHO and the Related Public Funds. By comparison, for the year ended December 31, 2011, these fees and expenses amounted to a total of $607,582 for USDHO and the Related Public Funds. USDHO’s portion of such fees and expenses for the year ended December 31, 2011 was $1,383.

USDHO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Diesel-Heating Oil-Related Investments or Treasuries. During the nine months ended September 30, 2012, total commissions accrued to brokers amounted to $4,170. Of this amount, approximately $3,731 was a result of rebalancing costs and approximately $439 was the result of trades necessitated by creation and redemption activity. By comparison, during the nine months ended September 30, 2011, total commissions accrued to brokers amounted to $4,240. Of this amount, approximately $4,066 was a result of rebalancing costs and approximately $174 was the result of trades necessitated by creation and redemption activity. The slight decrease in the total commissions accrued to brokers for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, was primarily due to fewer Futures Contracts held and traded during the nine months ended September 30, 2012. As an annualized percentage of average daily total net assets, the figure for the nine months ended September 30, 2012 represents approximately 0.07% of average daily total net assets. By comparison, the figure for the nine months ended September 30, 2011 represented approximately 0.06% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USDHO’s audit expenses and tax accounting and reporting requirements are paid by USDHO. These costs are estimated to be $50,000 for the year ending December 31, 2012. USCF has voluntarily agreed to pay certain expenses normally borne by USDHO to the extent that such expenses exceed 0.15% (15 basis points) of USDHO’s NAV, on an annualized basis, through at least December 31, 2012. USCF has no obligation to continue such payments into subsequent periods. For the nine months ended September 30, 2012, USCF waived $58,478 in expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

Dividend and Interest Income. USDHO seeks to invest its assets such that it holds Futures Contracts and Other Diesel-Heating Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USDHO to pay the full amount of the contract value at the time of purchase, but rather require USDHO to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USDHO retains an amount that is approximately equal to its total net assets, which USDHO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with USDHO’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the nine months ended September 30, 2012, USDHO earned $1,843 in dividend and interest income on such cash and/or cash equivalents. Based on USDHO’s average daily total net assets, this was equivalent to an annualized yield of 0.03%. USDHO purchased Treasuries during the nine months ended September 30, 2012 and also held cash and/or cash equivalents during this time period. By comparison, for the nine months ended September 30, 2011, USDHO earned $1,343 in dividend and interest income on such cash and/or cash equivalents. Based on USDHO’s average daily total net assets, this was equivalent to an annualized yield of 0.02%. USDHO did not purchase Treasuries during the nine months ended September 30, 2011 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments held by USDHO, including cash, cash equivalents and Treasuries, were higher during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. As a result, the amount of income earned by USDHO as a percentage of average daily total net assets was higher during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

For the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Portfolio Expenses. During the three months ended September 30, 2012, the average daily total net assets of USDHO were $6,697,935. The management fee incurred by USDHO during the period amounted to $10,101. By comparison, during the three months ended September 30, 2011, the average daily total net assets of USDHO were $6,821,201. The management fee paid by USDHO during the period amounted to $10,316.

In addition to the management fee, USDHO pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for the three months ended September 30, 2012 was $28,017, as compared to $46,599 for the three months ended September 30, 2011. The decrease in gross total expenses excluding management fees for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, was primarily due to decreased tax reporting, audit, licensing and other fees during the three months ended September 30, 2012. USDHO incurred $1,840 and $1,840 in ongoing registration fees and other expenses relating to the registration and offering of additional units for the three months ended September 30, 2012 and 2011, respectively. During the three months ended September 30, 2012 and 2011, an expense waiver was in effect which offset certain of the expenses incurred by USDHO. The total amount of the expense waiver was $22,314 for the three months ended September 30, 2012 and $40,488 for the three months ended September 30, 2011. For the three months ended September 30, 2012 and 2011, the expenses of USDHO, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $38,118 and $56,915, respectively, and after allowance for the expense waiver, totaled $15,804 and $16,427, respectively.

USDHO is responsible for paying its portion of the directors’ and officers’ liability insurance of USDHO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USDHO and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. USDHO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2012 are estimated to be a total of $540,000 for USDHO and the Related Public Funds. By comparison, for the year ended December 31, 2011, these fees and expenses amounted to a total of $607,582 for USDHO and the Related Public Funds. USDHO’s portion of such fees and expenses for the year ended December 31, 2011 was $1,383.

USDHO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Diesel-Heating Oil-Related Investments or Treasuries. During the three months ended September 30, 2012, total commissions accrued to brokers amounted to $1,056. Of this amount, approximately $704 was a result of rebalancing costs and approximately $352 was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended September 30, 2011, total commissions accrued to brokers amounted to $1,043, all of which was a result of rebalancing costs. The slight increase in the total commissions accrued to brokers for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, was due to trading activity in the fund, but is deemed immaterial. As an annualized percentage of average daily total net assets, the figure for the three months ended September 30, 2012 represents approximately 0.06% of average daily total net assets. By comparison, the figure for the three months ended September 30, 2011 represented approximately 0.06% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USDHO’s audit expenses and tax accounting and reporting requirements are paid by USDHO. These costs are estimated to be $50,000 for the year ending December 31, 2012. USCF has voluntarily agreed to pay certain expenses normally borne by USDHO to the extent that such expenses exceed 0.15% (15 basis points) of USDHO’s NAV, on an annualized basis, through at least December 31, 2012. USCF has no obligation to continue such payments into subsequent periods. For the three months ended September 30, 2012, USCF waived $22,314 in expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

Dividend and Interest Income. USDHO seeks to invest its assets such that it holds Futures Contracts and Other Diesel-Heating Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USDHO to pay the full amount of the contract value at the time of purchase, but rather require USDHO to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USDHO retains an amount that is approximately equal to its total net assets, which USDHO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with USDHO’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended September 30, 2012, USDHO earned $553 in dividend and interest income on such cash and/or cash equivalents. Based on USDHO’s average daily total net assets, this was equivalent to an annualized yield of 0.03%. USDHO purchased Treasuries during the three months ended September 30, 2012 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended September 30, 2011, USDHO earned $246 in dividend and interest income on such cash and/or cash equivalents. Based on USDHO’s average daily total net assets, this was equivalent to an annualized yield of 0.01%. USDHO did not purchase Treasuries during the three months ended September 30, 2011 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments held by USDHO, including cash, cash equivalents and Treasuries, were higher during the three months ended September 30, 2012 compared to the three months ended September 30, 2011. As a result, the amount of income earned by USDHO as a percentage of average daily total net assets was higher during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Tracking USDHO’s Benchmark

USCF seeks to manage USDHO’s portfolio such that changes in its average daily per unit NAV, on a percentage basis, closely track the daily changes in the average price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30-valuation days, the average daily change in USDHO’s per unit NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-valuation day time period was 0.5% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per unit NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). USDHO’s portfolio management goals do not include trying to make the nominal price of USDHO’s per unit NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for diesel-heating oil. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Futures Contracts.

For the 30-valuation days ended September 30, 2012, the simple average daily change in the Benchmark Futures Contract was 0.036%, while the simple average daily change in the per unit NAV of USDHO over the same time period was 0.033%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per unit NAV was (3.419)%, meaning that over this time period USDHO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USDHO’s per unit NAV versus the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended September 30, 2012. The second chart below shows the monthly total returns of USDHO as compared to the monthly value of the Benchmark Futures Contract since inception.

Since the commencement of the offering of USDHO’s units to the public on April 9, 2008 to September 30, 2012, the simple average daily change in the Benchmark Futures Contract was (0.005)%, while the simple average daily change in the per unit NAV of USDHO over the same time period was (0.007)%. The average daily difference was 0.002% (or 0.2 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per unit NAV was (0.855)%, meaning that over this time period USDHO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the nine months ended September 30, 2012, the actual total return of USDHO as measured by changes in its per unit NAV was 7.32%. This is based on an initial per unit NAV of $32.79 on December 31, 2011 and an ending per unit NAV as of September 30, 2012 of $35.19. During this time period, USDHO made no distributions to its unitholders. However, if USDHO’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, USDHO would have had an estimated per unit NAV of $35.44 as of September 30, 2012, for a total return over the relevant time period of 8.08%. The difference between the actual per unit NAV total return of USDHO of 7.32% and the expected total return based on the Benchmark Futures Contract of 8.08% was an error over the time period of (0.76)%, which is to say that USDHO’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USDHO pays, offset in part by the income that USDHO collects on its cash and cash equivalent holdings. During the nine months ended September 30, 2012, USDHO earned dividend and interest income of $1,843, which is equivalent to a weighted average income rate of 0.03% for such period. In addition, during the nine months ended September 30, 2012, USDHO also collected $350 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USDHO’s actual total return. During the nine months ended September 30, 2012, USDHO incurred net expenses of $59,816. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(57,623), which is equivalent to an annualized weighted average net income rate of (0.89)% for the nine months ended September 30, 2012.

By comparison, for the nine months ended September 30, 2011, the actual total return of USDHO as measured by changes in its per unit NAV was 5.60%. This was based on an initial per unit NAV of $29.82 on December 31, 2010 and an ending per unit NAV as of September 30, 2011 of $31.49. During this time period, USDHO made no distributions to its unitholders. However, if USDHO’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, USDHO would have had an estimated per unit NAV of $31.68 as of September 30, 2011, for a total return over the relevant time period of 6.24%. The difference between the actual per unit NAV total return of USDHO of 5.60% and the expected total return based on the Benchmark Futures Contract of 6.24% was an error over the time period of (0.64)%, which is to say that USDHO’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USDHO paid, offset in part by the income that USDHO collected on its cash and cash equivalent holdings. During the nine months ended September 30, 2011, USDHO earned dividend and interest income of $1,343, which was equivalent to a weighted average income rate of 0.02% for such period. In addition, during the nine months ended September 30, 2011, USDHO also collected $2,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USDHO’s actual total return. During the nine months ended September 30, 2011, USDHO incurred net expenses of $63,250. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(59,907) which was equivalent to an annualized weighted average net income rate of (0.88)% for the nine months ended September 30, 2011.

There are currently three factors that have impacted or are most likely to impact USDHO’s ability to accurately track its Benchmark Futures Contract.

First, USDHO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which USDHO executes the trade. In that case, USDHO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per unit NAV of USDHO to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2012, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USDHO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USDHO’s attempt to track the Benchmark Futures Contract over time.

Second, USDHO earns dividend and interest income on its cash, cash equivalents and Treasuries. USDHO is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the nine months ended September 30, 2012. Interest payments, and any other income, were retained within the portfolio and added to USDHO’s NAV. When this income exceeds the level of USDHO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USDHO will realize a net yield that will tend to cause daily changes in the per unit NAV of USDHO to track slightly higher than daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2012, USDHO earned, on an annualized basis, approximately 0.03% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees, approximately 0.07% in brokerage commission costs related to the purchase and sale of futures contracts, and approximately 0.26% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.90)% and affected USDHO’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per unit NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, USDHO may hold Other Diesel-Heating Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per unit NAV of USDHO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2012, USDHO did not hold any Other Diesel-Heating Oil-Related Investments. If USDHO increases in size, and due to its obligations to comply with regulatory limits, USDHO may invest in Other Diesel-Heating Oil-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

USCF anticipates that interest rates will continue to remain at historical lows and therefore, it is anticipated that fees and expenses paid by USDHO will continue to be higher than interest earned by USDHO. As such, USCF anticipates that USDHO will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by USDHO.

Term Structure of Diesel-Heating Oil Futures Prices and the Impact on Total Returns. Several factors determine the total return from investing in a futures contract position. One factor that impacts the total return that will result from investing in near month Futures Contracts and “rolling” those contracts forward each month is the price relationship between the current near month contract and the next month contract. For example, if the price of the near month contract is higher than the next month contract (a situation referred to as “backwardation” in the futures market), then absent any other change there is a tendency for the price of a next month contract to rise in value as it becomes the near month contract and approaches expiration. Conversely, if the price of a near month contract is lower than the next month contract (a situation referred to as “contango” in the futures market), then absent any other change there is a tendency for the price of a next month contract to decline in value as it becomes the near month contract and approaches expiration.

As an example, assume that the price of diesel-heating oil for immediate delivery (the “spot” price), was $2 per gallon, and the value of a position in the near month futures contract was also $2. Over time, the price of a gallon of diesel-heating oil will fluctuate based on a number of market factors, including demand for diesel-heating oil relative to its supply. The value of the near month contract will likewise fluctuate in reaction to a number of market factors. If investors seek to maintain their position in a near month contract and not take delivery of the diesel-heating oil, every month they must sell their current near month contract as it approaches expiration and invest in the next month contract.

If the futures market is in backwardation, e.g., when the expected price of diesel-heating oil in the future would be less, the investor would be buying a next month contract for a lower price than the current near month contract. Using the $2 per barrel price above to represent the front month price, the price of the next month contract could be $1.96 per barrel, that is, 2% cheaper than the front month contract. Hypothetically, and assuming no other changes to either prevailing diesel-heating oil prices or the price relationship between the spot price, the near month contract and the next month contract (and ignoring the impact of commission costs and the income earned on cash and/or cash equivalents), the value of the $1.96 next month contract would rise as it approaches expiration and becomes the new near month contract with a price of $2. In this example, the value of an investment in the second month contract would tend to rise faster than the spot price of diesel-heating oil, or fall slower. As a result, it would be possible in this hypothetical example for the spot price of diesel-heating oil to have risen 10% after some period of time, while the value of the investment in the second month futures contract would have risen 12%, assuming backwardation is large enough or enough time has elapsed. Similarly, the spot price of diesel-heating oil could have fallen 10% while the value of an investment in the futures contract could have fallen only 8%. Over time, if backwardation remained constant, the difference would continue to increase.

If the futures market is in contango, the investor would be buying a next month contract for a higher price than the current near month contract. Using again the $2 per barrel price above to represent the front month price, the price of the next month contract could be $2.04 per barrel, that is, 2% more expensive than the front month contract. Hypothetically, and assuming no other changes to either prevailing diesel-heating oil prices or the price relationship between the spot price, the near month contract and the next month contract (and ignoring the impact of commission costs and the income earned on cash and/or cash equivalents), the value of the next month contract would fall as it approaches expiration and becomes the new near month contract with a price of $2. In this example, it would mean that the value of an investment in the second month would tend to rise slower than the spot price of diesel-heating oil, or fall faster. As a result, it would be possible in this hypothetical example for the spot price of diesel-heating oil to have risen 10% after some period of time, while the value of the investment in the second month futures contract will have risen only 8%, assuming contango is large enough or enough time has elapsed. Similarly, the spot price of diesel-heating oil could have fallen 10% while the value of an investment in the second month futures contract could have fallen 12%. Over time, if contango remained constant, the difference would continue to increase.

The chart below compares the price of the near month contract to the price of the next month contract over the last 10 years for diesel-heating oil. When the price of the near month contract is higher than the price of the next month contract, the market would be described as being in backwardation. When the price of the near month contract is lower than the price of the next month contract, the market would be described as being in contango. Although the prices of the near month contract and the price of the next month contract do tend to move up or down together, it can be seen that at times the near month prices are clearly higher than the price of the next month contract (backwardation), and other times they are below the price of the next month contract (contango). In addition, the forward curves of diesel-heating oil prices, both near month and next month, often display a seasonal pattern in which the price of diesel-heating oil tends decline in the summer months and increase in the winter months and. This mirrors the physical demand for diesel-heating oil, which typically peaks in the winter.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the next month diesel-heating oil futures contract from the dollar price of the near month diesel-heating oil futures contract. If the resulting number is a positive number, then the price of the near month contract is higher than the price of the next month and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the price of the next month and the market could be described as being in contango. The chart below shows the results from subtracting the next month contract price from the price of the near month contract for the 10-year period between September 30, 2002 and September 30, 2012. Investors will note that the near month diesel-heating oil futures contract spent time in both backwardation and contango. Investors will further note that the markets display a very seasonal pattern that corresponds to the seasonal demand patterns for diesel-heating oil mentioned above. That is, in many, but not all cases, the price of the near month is higher than the next month during the middle of the winter months as the price of diesel-heating oil for delivery in those winter months rises to meet peak demand. At the same time, the price of the near month contract, when that month is just before the onset of fall, does not rise as far or as fast as the price of a next month contract whose delivery falls closer to the start of the winter season.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of USDHO is not to have the market price of its units match, dollar for dollar, changes in the spot price of diesel-heating oil, contango and backwardation have impacted the total return on an investment in USDHO units during the past year relative to a hypothetical direct investment in diesel-heating oil. For example, an investment in USDHO units made on December 31, 2011 and held to September 30, 2012 increased, based upon the changes in the per unit NAV for USDHO units on those days, by approximately 7.32%, while the spot price of diesel-heating oil for immediate delivery during the same period increased by 8.41%. By comparison, an investment in USDHO units made on December 31, 2010 and held to September 30, 2011 increased, based upon the changes in the per unit NAV for USDHO units on those days, by approximately 5.60%, while the spot price of diesel-heating oil for immediate delivery during the same period increased by 9.32%. (note: this comparison ignores the potential costs associated with physically owning and storing diesel-heating oil, which could be substantial).

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

Diesel-Heating Oil Market. During the nine months ended September 30, 2012, the price of diesel-heating oil in the United States was impacted by several factors. In particular, USCF believes that falling crude oil prices, both in the United States and in London, were partially offset by a reduction in refinery capacity on the East Coast of the United States, near the New York harbor where the Benchmark Futures Contract is priced. During the nine months ended September 30, 2012, the price of diesel-heating oil in the United States, as measured by changes in the price of the futures contract traded on the NYMEX that was closest to expiration, rose by approximately 8.41% from $2.91 per gallon to $3.16 per gallon. Investors are cautioned that these represent prices for diesel-heating oil on a wholesale basis and should not be directly compared to retail prices.

Crude Oil Market. During the nine months ended September 30, 2012, crude oil prices were impacted by several factors. On the consumption side, demand moderated inside and outside the United States as global economic growth, including emerging economies such as China and India, showed signs of slowing economic growth. Europe in particular showed signs of weakness as the ongoing financial and banking crisis raised concerns during the third quarter of 2012. On the supply side, efforts to reduce production by the Organization of the Petroleum Exporting Countries (“OPEC”) to more closely match global consumption were partially successful. In the summer of 2011, production had been disrupted by political unrest in the Middle East, particularly Libya, which reduced global supply by approximately 1.8 million barrels per day. A partial resolution of the Libyan situation has reduced concerns regarding the global supply of crude oil. However, continuing concerns about the political standoff with Iran have left the market subject to bouts of heightened volatility as OPEC’s ability to replace Iranian oil currently subject to embargo is not unlimited. Crude oil prices finished the third quarter of 2012 approximately 6.72% lower than at the beginning of the year, as the global economy continues to adjust to periods of slow recovery and economic growth. USCF believes that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels, while any military actions involving Iran would likely have the opposite effect.

USCF believes that over both the medium-term and the long-term, changes in the price of crude oil will exert the greatest influence on the price of refined petroleum products such as diesel-heating oil. At the same time, there can be other factors that, particularly in the short term, cause the price of diesel-heating oil to rise (or fall), more (or less) than the price of crude oil. For example, warmer weather during the high demand period of the winter season could cause American consumers to reduce their diesel-heating oil consumption. Furthermore, diesel-heating oil prices are impacted by the availability of refining capacity. As a result, it is possible that changes in diesel-heating oil prices may not match the changes in crude oil prices.

Diesel-Heating Oil Price Movements in Comparison to Other Energy Commodities and Investment Categories. USCF believes that investors frequently measure the degree to which prices or total returns of one investment or asset class move up or down in value in concert with another investment or asset class. Statistically, such a measure is usually done by measuring the correlation of the price movements of the two different investments or asset classes over some period of time. The correlation is scaled between 1 and -1, where 1 indicates that the two investment options move up or down in price or value together, known as “positive correlation,” and -1 indicates that they move in completely opposite directions, known as “negative correlation.” A correlation of 0 would mean that the movements of the two are neither positively nor negatively correlated, known as “non-correlation.” That is, the investment options sometimes move up and down together and other times move in opposite directions.

For the ten-year time period between September 30, 2002 and September 30, 2012, the table below compares the monthly movements of diesel-heating oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of diesel-heating oil on a monthly basis was not strongly correlated, positively or negatively, with the movements of large cap U.S. equities, global equities or U.S. government bonds. However, movements in diesel-heating oil had a strong positive correlation to movements in crude oil and unleaded gasoline. Diesel-Heating oil also had a positive, but moderate, correlation with natural gas.

Correlation Matrix September 30, 2002-2012	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Natural Gas	Diesel-Heating Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.322)	0.968	0.294	0.206	0.035	0.248
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.300)	(0.194)	(0.228)	0.076	(0.144)
Global Equities (FTSE World Index)			1.000	0.380	0.263	0.087	0.327
Crude Oil				1.000	0.722	0.373	0.833
Unleaded Gasoline					1.000	0.285	0.710
Natural Gas						1.000	0.489
Diesel-Heating Oil							1.000

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one-year period ended September 30, 2012, diesel-heating oil continued to have a strong positive correlation with unleaded gasoline and crude oil. During this period, diesel-heating oil was essentially non-correlated with the movements of natural gas compared to what it had displayed over the ten-year period ended September 30, 2012. The correlation between diesel-heating oil and both large cap U.S. equities and global equities, which had been essentially non-correlated over the ten-year period ended September 30, 2012, displayed results that indicated that they had a positive correlation over this shorter time period particularly due to the recent recovery in the U.S. and global economies. Finally, the results showed that diesel-heating oil and U.S. government bonds were moderately negatively correlated over this more recent time period.

Correlation Matrix 12 months ended September 30, 2012	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Natural Gas	Diesel-Heating Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.781)	0.980	0.760	0.650	0.133	0.788
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.746)	(0.529)	(0.677)	(0.005)	(0.597)
Global Equities (FTSE World Index)			1.000	0.738	0.652	0.202	0.819
Crude Oil				1.000	0.424	0.018	0.880
Unleaded Gasoline					1.000	(0.184)	0.666
Natural Gas						1.000	0.002
Diesel-Heating Oil							1.000

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Investors are cautioned that the historical price relationships between diesel-heating oil and various other energy commodities, as well as other investment asset classes, as measured by correlation may not be reliable predictors of future price movements and correlation results. The results pictured above would have been different if a different range of dates had been selected. USCF believes that diesel-heating oil has historically not demonstrated a strong correlation with equities or bonds over long periods of time. However, USCF also believes that in the future it is possible that diesel-heating oil could have long-term correlation results that indicate prices of diesel-heating oil more closely track the movements of equities or bonds. In addition, USCF believes that, when measured over time periods shorter than ten years, there will always be some periods where the correlation of diesel-heating oil to equities and bonds will be either more strongly positively correlated or more strongly negatively correlated than the long-term historical results suggest.

The correlations between diesel-heating oil, crude oil, natural gas and gasoline are relevant because USCF endeavors to invest USDHO’s assets in Futures Contracts and Other Diesel-Heating Oil-Related Investments so that daily changes in percentage terms in USDHO’s per unit NAV correlate as closely as possible with daily changes in percentage terms in the price of the Benchmark Futures Contract. If certain other fuel-based commodity futures contracts do not closely correlate with the Benchmark Futures Contract, then their use could lead to greater tracking error. As noted above, USCF also believes that the changes in percentage terms in the price of the Benchmark Futures Contract will closely correlate with changes in percentage terms in the spot price of diesel-heating oil.

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

USDHO currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 units (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USDHO has allocated substantially all of its net assets to trading in Diesel-Heating Oil Interests. USDHO invests in Diesel-Heating Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Diesel-Heating Oil-Related Investments. A significant portion of USDHO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Diesel-Heating Oil Interests. The balance of the assets is held in USDHO’s account at its custodian bank and in Treasuries at the FCM. Income received from USDHO’s money market funds and Treasuries is paid to USDHO. During the nine months ended September 30, 2012, USDHO’s expenses exceeded the income USDHO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2012, USDHO was forced to use other assets to pay expenses which would cause a drop in USDHO’s NAV over time. To the extent expenses exceed income, USDHO’s NAV will be negatively impacted.

USDHO’s investments in Diesel-Heating Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit.

Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USDHO from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2012, USDHO was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USDHO cannot predict whether such an event may occur in the future.

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

Market Risk

Trading in Futures Contracts and Other Diesel-Heating Oil-Related Investments, such as forwards, involves USDHO entering into contractual commitments to purchase or sell diesel-heating oil at a specified date in the future. The aggregate market value of the contracts will significantly exceed USDHO’s future cash requirements since USDHO intends to close out its open positions prior to settlement. As a result, USDHO is generally only subject to the risk of loss arising from the change in value of the contracts. USDHO considers the “fair value” of its derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with USDHO’s commitments to purchase diesel-heating oil is limited to the aggregate market value of the contracts held. However, should USDHO enter into a contractual commitment to sell diesel-heating oil, it would be required to make delivery of the diesel-heating oil at the contract price, repurchase the contract at prevailing prices or settle in cash. Since there are no limits on the future price of diesel-heating oil, the market risk to USDHO could be unlimited.

USDHO’s exposure to market risk depends on a number of factors, including the markets for diesel-heating oil, the volatility of interest rates and foreign exchange rates, the liquidity of the Futures Contracts and Other Diesel-Heating Oil-Related Investments markets and the relationships among the contracts held by USDHO. Drastic market occurrences could ultimately lead to the loss of all or substantially all of an investor’s capital.

Credit Risk

When USDHO enters into Futures Contracts and Other Diesel-Heating Oil-Related Investments, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Futures Contracts traded on the NYMEX and on most other futures exchanges is the clearinghouse associated with the particular exchange. In general, in addition to margin required to be posted by the clearinghouse in connection with cleared trades, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to USDHO in such circumstances.

USCF attempts to manage the credit risk of USDHO by following various trading limitations and policies. In particular, USDHO generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Diesel-Heating Oil-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USDHO to limit its credit exposure. UBS Securities LLC, USDHO’s commodity broker, or any other broker that may be retained by USDHO in the future, when acting as USDHO’s FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USDHO, all assets of USDHO relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle USDHO’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account USDHO’s assets related to foreign Futures Contracts trading.

If, in the future, USDHO purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of September 30, 2012, USDHO held cash deposits and investments in Treasuries and money market funds in the amount of $7,001,535 with the custodian and FCM. Some or all of this amount may be subject to loss should USDHO’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of September 30, 2012, USDHO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USDHO. While USDHO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USDHO’s financial position.

European Sovereign Debt

USDHO had no direct exposure to European sovereign debt as of September 30, 2012 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of September 30, 2012, USDHO’s portfolio consisted of 53 Diesel-Heating Oil Futures HO Contracts traded on the NYMEX. As of September 30, 2012, USDHO did not hold any Futures Contracts traded on ICE Futures. For a list of USDHO’s current holdings, please see USDHO’s website at www.unitedstatesdieselheatingoilfund.com.

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

Swap transactions, like other financial transactions, involve a variety of significant risks. The specific risks presented by a particular swap transaction necessarily depend upon the terms and circumstances of the transaction. In general, however, all swap transactions involve some combination of market risk, credit risk, counterparty credit risk, funding risk, liquidity risk and operational risk.

Highly customized swap transactions in particular may increase liquidity risk, which may result in a suspension of redemptions. Highly leveraged transactions may experience substantial gains or losses in value as a result of relatively small changes in the value or level of an underlying or related market factor.

In evaluating the risks and contractual obligations associated with a particular swap transaction, it is important to consider that a swap transaction may be modified or terminated only by mutual consent of the original parties and subject to agreement on individually negotiated terms. Therefore, it may not be possible for USCF to modify, terminate or offset USDHO’s obligations or its exposure to the risks associated with a transaction prior to its scheduled termination date.

To reduce the credit risk that arises in connection with such contracts, USDHO will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association that provides for the netting of its overall exposure to its counterparty, if the counterparty is unable to meet its obligations to USDHO due to the occurrence of a specified event, such as the insolvency of the counterparty.

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

During the nine months ended September 30, 2012, USDHO did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during such period, USDHO was not exposed to counterparty risk.

USDHO anticipates that the use of Other Diesel-Heating Oil-Related Investments together with its investments in Futures Contracts will produce price and total return results that closely track the investment goals of USDHO. However, there can be no assurance of this. OTC Contracts may result in higher transaction-related expenses than the brokerage commissions paid in connection with the purchase of Futures Contracts, which may impact USDHO’s ability to successfully track the Benchmark Futures Contract.

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

There have been no material changes to the risk factors previously disclosed in USDHO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 28, 2012, and USDHO’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed on August 14, 2012, except for the update to the risk factor set forth below.

Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause a tracking error, which could cause the price of units to substantially vary from the price of the Benchmark Futures Contract and prevent investors from being able to effectively use USDHO as a way to hedge against diesel-heating oil-related losses or as a way to indirectly invest in diesel-heating oil.

Designated contract markets such as the NYMEX and ICE Futures have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by USDHO is not) may hold, own or control.

In addition to accountability levels and position limits, the NYMEX and ICE Futures also set daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

All of these limits may potentially cause a tracking error between the price of the units and the price of the Benchmark Futures Contract. This may in turn prevent investors from being able to effectively use USDHO as a away to hedge against diesel-heating oil-related losses or as a way to indirectly invest in diesel-heating oil. USDHO has not limited the size of its offering and is committed to utilizing substantially all of its proceeds to purchase Futures Contracts and Other Diesel-Heating Oil-Related Investments. If USDHO encounters accountability levels, position limits, or price fluctuation limits for Futures Contracts on the NYMEX or ICE Futures, it may then, if permitted under applicable regulatory requirements, purchase Futures Contracts on other exchanges that trade listed diesel-heating oil futures. In addition, if USDHO exceeds accountability levels on either the NYMEX or ICE Futures and is required by such exchanges to reduce its holdings, such reduction could potentially cause a tracking error between the price of the units and the price of the Benchmark Futures Contract.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the Commodity Exchange Act, each month USDHO publishes an account statement for its unitholders, which includes a Statement of Income (Loss) and a Statement of Changes in Net Asset Value. The account statement is furnished to the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on USDHO’s website at www.unitedstatesdieselheatingoilfund.com.

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

Date: November 14, 2012

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 14, 2012

