Form 10-K
period 2012-12-31
United States Diesel-Heating Oil Fund, LP
filed 2013-03-26
CIK 1396877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2012.

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

(510) 522-9600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Units of United States Diesel-Heating Oil Fund, LP	NYSE Arca, Inc.
(Title of each class)	(Name of exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No

The aggregate market value of the registrant’s units held by non-affiliates of the registrant as of June 30, 2012 was: $6,034,000.

The registrant had 200,000 outstanding units as of March 21, 2013.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

UNITED STATES DIESEL-HEATING OIL FUND, LP

Part I

Item 1.     Business.

What is USDHO?

The United States Diesel-Heating Oil Fund, LP (formerly, the United States Heating Oil Fund, LP) (“USDHO”) is a Delaware limited partnership organized on April 12, 2007. USDHO maintains its main business office at 1999 Harrison Street, Suite 1530, Oakland, California 94612. USDHO is a commodity pool that issues limited partnership interests (“units”) traded on the NYSE Arca, Inc. (the “NYSE Arca”). It operates pursuant to the terms of the Second Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (as amended from time to time, the “LP Agreement”), which grants full management control to its general partner, United States Commodity Funds LLC (“USCF”).

Prior to August 1, 2012, USDHO was known as United States Heating Oil Fund, LP. USCF believes that, historically, the heating oil futures contract has been used by both industry and financial participants as a way to hedge or invest in exposure to diesel fuel due to the close physical similarities between the two products. The New York Mercantile Exchange (the “NYMEX”) announced in April 2012 changes to the physical specifications of the heating oil contract which involves the reduction in the allowable amount of sulfur in heating oil down to the levels found in diesel fuel. In doing so, the NYMEX specifically referenced the desire to make the heating oil contract a “……dual-use price benchmark for both the heating oil and on-road diesel markets.” Aside from the change of the name and designated CUSIP number effective August 1, 2012, no other change was made to the Fund.

The investment objective of USDHO is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of heating oil (also known as No. 2 fuel oil) for delivery to the New York harbor, as measured by the daily changes in the price of the futures contract for heating oil traded on the NYMEX, that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), less USDHO’s expenses. It is not the intent of USDHO to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of heating oil or any particular futures contract based on heating oil. It is not the intent of USDHO to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Heating Oil Related Investments (as defined below). USDHO’s units began trading on April 9, 2008. USCF is the general partner of USDHO and is responsible for the management of USDHO.

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. Prior to June 13, 2008, USCF was known as Victoria Bay Asset Management, LLC. It maintains its main business office at 1999 Harrison Street, Suite 1530, Oakland, California 94612. USCF is a wholly owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”). Mr. Nicholas Gerber (discussed below) controls Wainwright by virtue of his ownership of Wainwright’s shares. Wainwright is a holding company that previously owned an insurance company organized under Bermuda law (which has been liquidated) and a registered investment adviser firm named Ameristock Corporation, which has been distributed to the Wainwright shareholders. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005.

USCF also serves as general partner or sponsor of the United States Oil Fund, LP (“USOF”), United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”), the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”), the United States Brent Oil Fund, LP (“USBO”), the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the United States Metals Index Fund (“USMI”). USOF, USNG, US12OF, UGA, USSO, US12NG, USBO, USCI, CPER, USAG and USMI are actively operating funds and all are listed on the NYSE Arca. All funds listed previously are referred to collectively as the “Related Public Funds.” The Related Public Funds are subject to reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For more information about each of the Related Public Funds, investors in USDHO may call 1.800.920.0259 or visit www.unitedstatescommodityfunds.com or the SEC’s website at www.sec.gov.

USCF has also filed registration statements to register units of the United States Sugar Fund (“USSF”), the United States Natural Gas Double Inverse Fund (“UNGD”), the United States Gasoil Fund (“USGO”) and the United States Asian Commodities Basket Fund (“UAC”), each of which is a series of the United States Commodity Funds Trust I and the US Golden Currency Fund (“HARD”), a series of the United States Currency Funds Trust. USSF, UNGD, USGO, UAC and HARD are currently not available to the public, as such funds are still in the process of review by various regulatory agencies which have regulatory authority over USCF and such funds. UAC has been declared effective by the regulatory agencies which have regulatory authority over USCF and UAC, but at the time of filing of this annual report on Form 10-K, UAC has not been made available to the public.

USCF is required to evaluate the credit risk of USDHO to the futures commission merchant (“FCM”), oversee the purchase and sale of USDHO’s units by certain authorized purchasers (“Authorized Purchasers”), review daily positions and margin requirements of USDHO and manage USDHO’s investments. USCF also pays the fees of ALPS Distributors, Inc., which serves as the marketing agent for USDHO (the “Marketing Agent”), and Brown Brothers Harriman & Co. (“BBH&Co.”), which serves as the administrator (the “Administrator”) and the custodian (the “Custodian”) for USDHO.

Limited partners have no right to elect USCF as the general partner on an annual or any other continuing basis. If USCF voluntarily withdraws as general partner, however, the holders of a majority of USDHO’s outstanding units (excluding for purposes of such determination units owned, if any, by the withdrawing USCF and its affiliates) may elect its successor. USCF may not be removed as general partner except upon approval by the affirmative vote of the holders of at least 66 and 2/3 percent of USDHO’s outstanding units (excluding units owned, if any, by USCF and its affiliates), subject to the satisfaction of certain conditions set forth in the LP Agreement.

The business and affairs of USCF are managed by a board of directors (the “Board”), which is comprised of three management directors (the “Management Directors”), some of whom are also its executive officers, and three independent directors who meet the independent director requirements established by the NYSE Arca Equities Rules and the Sarbanes-Oxley Act of 2002. The Management Directors have the authority to manage USCF pursuant to its LLC Agreement, as amended from time to time. Through its Management Directors, USCF manages the day-to-day operations of USDHO. The Board has an audit committee which is made up of the three independent directors (Peter M. Robinson, Gordon L. Ellis and Malcolm R. Fobes III). For additional information relating to the audit committee, please see “Item 10. Directors, Executive Officers and Corporate Governance – Audit Committee” in this annual report on Form 10-K.

How Does USDHO Operate?

An investment in the units provides a means for diversifying an investor’s portfolio or hedging exposure to changes in diesel-heating oil prices. An investment in the units allows both retail and institutional investors to easily gain this exposure to the diesel-heating oil market in a transparent, cost-effective manner.

The net assets of USDHO consist primarily of investments in futures contracts for diesel-heating oil, but may also consist of investments in futures contracts for crude oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”), and to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, in other diesel-heating oil-related investments such as cash-settled options on Futures Contracts, forward contracts for diesel-heating oil, cleared swap contracts and non-exchange traded (“over-the-counter”) transactions that are based on the price of diesel-heating oil, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Diesel-Heating Oil-Related Investments”). Market conditions that USCF currently anticipates could cause USDHO to invest in Other Diesel-Heating Oil-Related Investments include those allowing USDHO to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Diesel-Heating Oil-Related Investments collectively are referred to as “Diesel-Heating Oil Interests” in this annual report on Form 10-K. USDHO invests substantially the entire amount of its assets in Futures Contracts while supporting such investments by holding the amounts of its margin, collateral and other requirements relating to these obligations in short-term obligations of the United States of two years or less (“Treasuries”), cash and cash equivalents. The daily holdings of USDHO are available on USDHO’s website at www.unitedstatesdieselheatingoilfund.com.

The investment objective of USDHO is for the daily changes in percentage terms of its units’ per unit NAV to reflect the daily changes in percentage terms of the spot price of heating oil, for delivery to the New York harbor (also known as No. 2 fuel), as measured by the daily changes in the price of the futures contract for heating oil, traded on the NYMEX that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), less USDHO’s expenses. It is not the intent of USDHO to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of heating oil or any particular futures contract based on heating oil. It is not the intent of USDHO to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. USDHO may invest in interests other than the Benchmark Futures Contract to comply with accountability levels and position limits. For a detailed discussion of accountability levels and position limits, see “Item 1. Business – What are Futures Contracts?” below in this annual report on Form 10-K.

USCF employs a “neutral” investment strategy in order to track changes in the price of the Benchmark Futures Contract regardless of whether the price goes up or goes down. USDHO’s “neutral” investment strategy is designed to permit investors generally to purchase and sell USDHO’s units for the purpose of investing indirectly in diesel-heating oil in a cost-effective manner, and/or to permit participants in the diesel-heating oil or other industries to hedge the risk of losses in their diesel-heating oil-related transactions. Accordingly, depending on the investment objective of an individual investor, the risks generally associated with investing in diesel-heating oil and/or the risks involved in hedging may exist. In addition, an investment in USDHO involves the risk that the changes in the price of USDHO’s units will not accurately track the changes in the Benchmark Futures Contract, and that changes in the Benchmark Futures Contract will not closely correlate with changes in the spot prices of diesel-heating oil.

The Benchmark Futures Contract is changed from the near month contract to expire to the next month contract to expire during one day each month. On that day, USCF closes or sells USDHO’s Diesel-Heating Oil Interests and also reinvests or “rolls” in new Diesel-Heating Oil Interests.

The anticipated monthly dates on which the Benchmark Futures Contract will be changed and USDHO’s Diesel-Heating Oil Interests will be “rolled” in 2012 are posted on USDHO’s website at www.unitedstatesdieselheatingoilfund.com, and are subject to change without notice.

USDHO’s total portfolio composition is disclosed on its website each business day that the NYSE Arca is open for trading. The website disclosure of portfolio holdings is made daily and includes, as applicable, the name and value of each diesel-heating oil interest, the specific types of Other Diesel-Heating Oil-Related Investments and characteristics of such Other Diesel-Heating Oil-Related Investments, the name and value of each Treasury and cash equivalent, and the amount of cash held in USDHO’s portfolio. USDHO’s website is publicly accessible at no charge. USDHO’s assets used for margin and collateral are held in segregated accounts pursuant to the Commodity Exchange Act (the “CEA”) and CFTC regulations.

Effective February 29, 2012, the units issued by USDHO may only be purchased by Authorized Purchasers and only in blocks of 50,000 units called Creation Baskets. The amount of the purchase payment for a Creation Basket is equal to the aggregate NAV of the units in the Creation Basket. Similarly, only Authorized Purchasers may redeem units and only in blocks of 50,000 units called Redemption Baskets. Prior to February 29, 2012, Authorized Purchasers could only purchase or redeem units in blocks of 100,000 units. The amount of the redemption proceeds for a Redemption Basket is equal to the aggregate NAV of units in the Redemption Basket. The purchase price for Creation Baskets and the redemption price for Redemption Baskets are the actual NAV calculated at the end of the business day when a request for a purchase or redemption is received by USDHO. The NYSE Arca publishes an approximate per unit NAV intra-day based on the prior day’s per unit NAV and the current price of the Benchmark Futures Contract, but the price of Creation Baskets and Redemption Baskets is determined based on the actual per unit NAV calculated at the end of the day.

While USDHO issues units only in Creation Baskets, units are listed on the NYSE Arca and investors may purchase and sell units at market prices like any listed security.

What is USDHO’s Investment Strategy?

In managing USDHO’s assets, USCF does not use a technical trading system that issues buy and sell orders. USCF instead employs a quantitative methodology whereby each time a Creation Basket is sold, USCF purchases Diesel-Heating Oil Interests, such as the Benchmark Futures Contract, that have an aggregate market value that approximates the amount of Treasuries and/or cash received upon the issuance of the Creation Basket.

By remaining invested as fully as possible in Futures Contracts or Other Diesel-Heating Oil-Related Investments, USCF believes that the daily changes in percentage terms in USDHO’s per unit NAV will continue to closely track the daily changes in percentage terms in the price of the Benchmark Futures Contract. USCF believes that certain arbitrage opportunities result in the price of the units traded on the NYSE Arca closely tracking the per unit NAV of USDHO. Additionally, Benchmark Futures Contracts traded on the NYMEX have closely tracked the daily spot price of heating oil for delivery to the New York harbor. Based on these expected interrelationships, USCF believes that the changes in the price of USDHO’s units traded on the NYSE Arca have closely tracked and will continue to closely track the daily changes in the spot price of heating oil. For performance data relating to USDHO’s ability to track its benchmark, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tracking USDHO’s Benchmark” in this annual report on Form 10-K.

USCF endeavors to place USDHO’s trades in Futures Contracts and Other Diesel-Heating Oil-Related Investments and otherwise manage USDHO’s investments so that “A” will be within plus/minus 10 percent of “B”, where:

•	A is the average daily change in USDHO’s per unit NAV for any period of 30 successive valuation days; i.e., any NYSE Arca trading day as of which USDHO calculates its per unit NAV; and
•	B is the average daily percentage change in the price of the Benchmark Futures Contract over the same period.

USCF believes that market arbitrage opportunities will cause the daily changes in USDHO’s unit price on the NYSE Arca to closely track the daily changes in USDHO’s per unit NAV. USCF believes that the net effect of these two expected relationships and the relationships described above between USDHO’s per unit NAV and the Benchmark Futures Contract, will be that the daily changes in the price of USDHO’s units on the NYSE Arca will closely track, in percentage terms, the daily changes in the spot price of a gallon of diesel-heating oil, less USCF’s expenses. For performance data relating to USDHO’s ability to track its benchmark, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tracking USDHO’s Benchmark” in this annual report on Form 10-K.

The specific Futures Contracts purchased depend on various factors, including a judgment by USCF as to the appropriate diversification of USDHO’s investments in futures contracts with respect to the month of expiration, and the prevailing price volatility of particular contracts. While USCF has made significant investments in NYMEX Futures Contracts, for various reasons, including the ability to enter into the precise amount of exposure to the diesel-heating oil market, position limits or other regulatory requirements limiting USDHO’s holdings, and market conditions, it may invest in Futures Contracts traded on other exchanges or invest in Other Diesel-Heating Oil-Related Investments. To the extent that USDHO invests in Other Diesel-Heating Oil-Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Futures Contract, including cleared swaps that satisfy such criteria, and then, to a lesser extent, it would invest in other types of cleared swaps and other contracts, instruments and non-cleared swaps, such as swaps in the over-the-counter market. If USDHO is required by law or regulation, or by one of its regulators, including a futures exchange, to reduce its position in the Futures Contract to the applicable position limit or to a specified accountability level or if market conditions dictate it would be more appropriate to invest in Other Diesel-Heating Oil-Related Investments, a substantial portion of USDHO’s assets could be invested in accordance with such priority in Other Diesel-Heating Oil-Related Investments that are intended to replicate the return on the Benchmark Futures Contract. As USDHO’s assets reach higher levels, it is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in accordance with such priority in Other Diesel-Heating Oil-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause USDHO to invest in Other Diesel-Heating Oil-Related Investments include those allowing USDHO to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Business – Regulation” in this annual report on Form 10-K for a discussion of the potential impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) on USDHO’s ability to invest in over-the-counter transactions and cleared swaps.

USCF may not be able to fully invest USDHO’s assets in Futures Contracts having an aggregate notional amount exactly equal to USDHO’s NAV. For example, as standardized contracts, the Futures Contracts are for a specified amount of a particular commodity, and USDHO’s NAV and the proceeds from the sale of a Creation Basket are unlikely to be an exact multiple of the amounts of those contracts. As a result, in such circumstances, USDHO may be better able to achieve the exact amount of exposure to changes in price of the Benchmark Futures Contract through the use of Other Diesel-Heating Oil-Related Investments, such as over-the-counter contracts that have better correlation with changes in price of the Benchmark Futures Contract.

USDHO anticipates that to the extent it invests in Futures Contracts other than diesel-heating oil contracts (such as futures contracts for crude oil, natural gas, and other petroleum-based fuels) and Other Diesel-Heating Oil-Related Investments, it will enter into various non-exchange-traded derivative contracts to hedge the short-term price movements of such Futures Contracts and Other Diesel-Heating Oil-Related Investments against the current Benchmark Futures Contract.

USCF does not anticipate letting USDHO’s Futures Contracts expire and taking delivery of the underlying commodity. Instead, USCF closes existing positions, e.g., when it changes the Benchmark Futures Contract or Other Diesel-Heating Oil-Related Investments or it otherwise determines it would be appropriate to do so and reinvests the proceeds in new Futures Contracts or Other Diesel-Heating Oil-Related Investments. Positions may also be closed out to meet orders for Redemption Baskets and in such case proceeds for such baskets will not be reinvested.

What is the Diesel-Heating Oil Market and the Petroleum-Based Fuel Market?

USDHO may purchase Futures Contracts traded on the NYMEX that are based on diesel-heating oil. The ICE Futures also offers a heating oil futures contract which trades in units of 42,000 U.S. gallons (1,000 barrels). The heating oil futures contract is cash settled against the prevailing market price for heating oil delivered to the New York harbor. It may also purchase contracts on other exchanges, including the ICE Futures, the Singapore Exchange and the Dubai Mercantile Exchange.

Changes to the NYMEX Heating Oil Contract. The heating oil contract offered by NYMEX was the first energy commodity futures contract listed in the United States in 1978, predating similar contracts on crude oil, natural gas, and gasoline by a number of years. Heating oil is physically similar to diesel fuel with the primary physical difference historically being the amount of allowable sulfur permitted in heating oil versus the lower levels of sulfur permitted in diesel fuel. Despite this physical difference, the similarities between the two distilled products was such that physical producers or users of diesel fuel, as well as financial investors, have traditionally used the heating oil contract to hedge or speculate on diesel fuel prices. In recent years several diesel-specific contracts have been listed on US futures exchanges. However, none of these contracts have seen much use as the diesel market continued to make use of the heating oil contract, which provided greater liquidity. At the same time, several states in the US Northeast have proposed new standards for heating oil that would require heating oil to contain lower levels of sulfur. These new levels of permitted sulfur will have the effect of removing the single largest physical difference between heating oil and diesel fuel.

On April 11, 2012, NYMEX announced that they would be phasing in new physical specifications for the existing heating oil futures contract that will mandate lower sulfur levels. The new standards apply to any heating oil that is physically delivered to satisfy NYMEX contracts. The new specifications will govern such deliveries starting in May 2013. In announcing these changes, NYMEX specifically referenced the desire to bring the contract in line with the standards for diesel fuel. NYMEX stated:

These revisions to our benchmark heating oil contract are reflective of customer feedback and our desire to help market participants make a smooth transition to new lower-sulfur diesel standards for heating oil ahead of changes in environmental regulations in the Northeastern U.S.

Following the transition to lower sulfur specifications, the Heating Oil contract will serve as a dual-use price benchmark for both the heating oil and on-road diesel markets. It will also more closely match diesel specifications in international markets, including the European ultra-low sulfur diesel market.

Although NYMEX has made clear their desire to encourage the use of the heating oil futures contracts as a proxy for the diesel fuel market as well, USCF is not aware of any current plans on the part of the NYMEX to rename the heating oil contract to reflect this dual-use.

As stated, USCF believes that historically the wholesale price of heating oil and of diesel fuel have closely tracked each other. Only in the last few years was a low-sulfur diesel-specific futures contract listed for trading in the United States. As mentioned, such contracts have so far failed to attract substantial use and USCF believes most market participants continue to use the more liquid heating oil contract for their hedging and investment needs. However, the price movements of the diesel contracts can be compared to the price movements of heating oil contracts over the last four years. The chart below measures the daily price of the front month heating oil futures contract on the NYMEX versus the daily price of the front month low sulfur diesel contract on the NYMEX. Investors are cautioned that neither contract represents retail prices for either fuel. The heating oil contract represents wholesale prices in the New York region while the diesel contract represents wholesale prices in the Gulf Coast region.

USCF estimates that the price movements of the two contracts over this four year period have had a correlation of over .90. As a result, USCF believes that the NYMEX heating oil futures contract will continue to be used by the marketplace as a contract to hedge or invest in both heating oil and diesel fuel.

Diesel-Heating Oil. Diesel-heating oil, also known as No. 2 fuel oil, accounts for 25% of the yield of a barrel of crude oil, the second largest “cut” from oil after gasoline. The heating oil futures contract listed and traded on the NYMEX trades in units of 42,000 gallons (1,000 barrels) and is based on delivery in the New York harbor, the principal cash market center. The ICE Futures also offers a Heating Oil Futures Contract which trades in units of 42,000 U.S. gallons (1,000 barrels). The Heating Oil Futures Contract is cash-settled against the prevailing market price for heating oil delivered to the New York Harbor.

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

What are Futures Contracts?

Futures Contracts are agreements between two parties. One party agrees to buy a commodity such as diesel-heating oil from the other party at a later date at a price and quantity agreed-upon when the contract is made. Futures Contracts are traded on futures exchanges, including the NYMEX. For example, the Benchmark Futures Contract is traded on the NYMEX in units of 42,000 gallons (1,000 barrels). Futures Contracts traded on the NYMEX are priced by floor brokers and other exchange members both through an “open outcry” of offers to purchase or sell the contracts and through an electronic, screen-based system that determines the price by matching electronically offers to purchase and sell. Additional risks of investing in Futures Contracts are included in “Item 1A. Risk Factors” in this annual report on Form 10-K.

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for any one-month in the Benchmark Futures Contract is 5,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts for investments in futures contracts for heating oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its heating oil contracts as the NYMEX. If USDHO and the Related Public Funds exceed these accountability levels for investments in the futures contract for diesel-heating oil, the NYMEX and ICE Futures will monitor USDHO’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USDHO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USDHO cold be ordered to reduced its aggregate position back to the accountability level. USDHO did not exceed accountability levels of the NYMEX or ICE Futures during the year ended December 31, 2012. As of December 31, 2012, USDHO held 53 Heating Oil Futures HO Contracts traded on the NYMEX and did not hold any Futures Contracts traded on the ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USDHO will run up against such position limits because USDHO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the year ended December 31, 2012, USDHO did not exceed any position limits imposed by NYMEX and ICE Futures.

In late 2011, the CFTC adopted rules that impose new position limits on Reference Contracts (as defined below) involving 28 energy, metals and agricultural commodities (the “Position Limit Rules”). The Position Limit Rules were scheduled to become effective on October 12, 2012. However, on September 28, 2012, the United States District Court for the District of Columbia vacated these regulations on the basis of ambiguities in the provisions of the CEA (as modified by the Dodd-Frank Act) upon which the regulations were based. In its September 28th decision, the court remanded the Position Limit Rules to the CFTC with instructions to use its expertise and experience to resolve the ambiguities in the statute. On November 15, 2012, the CFTC indicated that it will move forward with an appeal of the District Court’s decision to vacate the Position Limit Rules. At this time, it is not possible to predict how the CFTC’s appeal could affect USDHO, but it may be substantial and adverse. Furthermore, until such time as the appeal is resolved or, if applicable revisions to the Position Limit Rules are proposed and adopted, the regulatory architecture in effect prior to the enactment of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, USDHO may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the vacated Position Limit Rules would have required the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. The CFTC is presently considering new aggregation rules, under a rulemaking proposal that is distinct from the Position Limit Rules. At this time, it is unclear how any modified aggregation rules may affect USDHO, but it may be substantial and adverse. By way of example, the aggregation rules in combination with any potential revised Position Limit Rules may negatively impact the ability of USDHO to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of USDHO.

Furthermore, until such time as the appeal is resolved or, if applicable revisions to the Position Limit Rules are proposed and adopted, the regulatory architecture in effect prior to the enactment of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, USDHO may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the vacated Position Limit Rules would have required the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. The CFTC is presently considering new aggregation rules, under a rulemaking proposal that is distinct from the Position Limit Rules. At this time, it is unclear how any modified aggregation rules may affect USDHO, but it may be substantial and adverse. By way of example, the aggregation rules in combination with any potential revised Position Limit Rules may negatively impact the ability of USDHO to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of USDHO.

Price Volatility. The price volatility of Futures Contracts generally has been historically greater than that for traditional securities such as stocks and bonds. Price volatility often is greater day-to-day as opposed to intra-day. Futures Contracts tend to be more volatile than stocks and bonds because price movements for diesel-heating oil are more currently and directly influenced by economic factors for which current data is available and are traded by diesel-heating oil futures traders throughout the day. Because USDHO invests a significant portion of its assets in Futures Contracts, the assets of USDHO, and therefore the prices of USDHO units, may be subject to greater volatility than traditional securities.

Marking-to-Market Futures Positions. Futures Contracts are marked to market at the end of each trading day and the margin required with respect to such contracts is adjusted accordingly. This process of marking-to-market is designed to prevent losses from accumulating in any futures account. Therefore, if USDHO’s futures positions have declined in value, USDHO may be required to post “variation margin” to cover this decline. Alternatively, if USDHO’s futures positions have increased in value, this increase will be credited to USDHO’s account.

Why Does USDHO Purchase and Sell Futures Contracts?

USDHO’s investment objective is for the daily changes in percentage terms of its units’ per unit NAV to reflect the daily changes in percentage terms of the Benchmark Futures Contract, less USDHO’s expenses. USDHO invests primarily in Futures Contracts. USDHO seeks to have its aggregate NAV approximate at all times the aggregate market value of the Futures Contracts and Other Diesel-Heating Oil-Related Investments it holds.

In connection with investing in Futures Contracts and Other Diesel-Heating Oil-Related Investments, USDHO holds Treasuries, cash and/or cash equivalents that serve as segregated assets supporting USDHO’s positions in Futures Contracts and Other Diesel-Heating Oil-Related Investments. For example, the purchase of a Futures Contract with a stated value of $10 million would not require USDHO to pay $10 million upon entering into the contract; rather, only a margin deposit, generally of 5% to 30% of the stated value of the Futures Contract, would be required. To secure its Futures Contract obligations, USDHO would deposit the required margin with the FCM and would separately hold, through its Custodian or FCM, Treasuries, cash and/or cash equivalents in an amount equal to the balance of the current market value of the contract, which at the contract’s inception would be $10 million minus the amount of the margin deposit, or $9.5 million (assuming a 5% margin).

As a result of the foregoing, typically 5% to 30% of USDHO’s assets are held as margin in segregated accounts with a FCM. In addition to the Treasuries and cash it posts with the FCM for the Futures Contracts it owns, USDHO may hold, through the Custodian, Treasuries, cash and/or cash equivalents that can be posted as additional margin or as other collateral to support its over-the-counter contracts. USDHO earns income from the Treasuries and/or cash equivalents that it purchases, and on the cash it holds through the Custodian or FCM. USDHO anticipates that the earned income will increase the NAV and limited partners’ capital contribution accounts. USDHO reinvests the earned income, holds it in cash, or uses it to pay its expenses. If USDHO reinvests the earned income, it makes investments that are consistent with its investment objective.

What are the Trading Policies of USDHO?

Liquidity

USDHO invests only in Futures Contracts and Other Diesel-Heating Oil-Related Investments that, in the opinion of USCF, are traded in sufficient volume to permit the ready taking and liquidation of positions in these financial interests and Other Diesel-Heating Oil-Related Investments that, in the opinion of USCF, may be readily liquidated with the original counterparty or through a third party assuming the position of USDHO.

Spot Commodities

While the Futures Contracts traded on the NYMEX can be physically settled, USDHO does not intend to take or make physical delivery. USDHO may from time to time trade in Other Diesel-Heating Oil-Related Investments, including contracts based on the spot price of diesel-heating oil.

Leverage

USCF endeavors to have the value of USDHO’s Treasuries, cash and cash equivalents, whether held by USDHO or posted as margin or other collateral, at all times approximate the aggregate market value of its obligations under its Futures Contracts and Other Diesel-Heating Oil-Related Investments. Commodity pools’ trading positions in futures contracts or other related investments are typically required to be secured by the deposit of margin funds that represent only a small percentage of a futures contract’s (or other commodity interest’s) entire market value. While USCF has not and does not intend to leverage USDHO’s assets, it is not prohibited from doing so under the LP Agreement.

Borrowings

Borrowings are not used by USDHO unless USDHO is required to borrow money in the event of physical delivery, if USDHO trades in cash commodities, or for short-term needs created by unexpected redemptions.

Over-the-Counter Derivatives (Including Spreads and Straddles)

In addition to Futures Contracts, there are also a number of listed options on the Futures Contracts on the principal futures exchanges. These contracts offer investors and hedgers another set of financial vehicles to use in managing exposure to the diesel-heating oil market. Consequently, USDHO may purchase options on Futures Contracts on these exchanges in pursuing its investment objective.

In addition to the Futures Contracts and options on the Futures Contracts, there also exists an active non-exchange-traded market in derivatives tied to diesel-heating oil. These derivatives transactions (also known as over-the-counter contracts) are usually entered into between two parties in private contracts. Unlike most of the exchange-traded Futures Contracts or exchange-traded options on the Futures Contracts, each party to such contract bears the credit risk of the other party, i.e., the risk that the other party may not be able to perform its obligations under its contract.

To reduce the credit risk that arises in connection with such contracts, USDHO will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc. (“ISDA”) that provides for the netting of its overall exposure to its counterparty.

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an over-the-counter contract pursuant to guidelines approved by USCF’s Board.

USDHO may employ spreads or straddles in its trading to mitigate the differences in its investment portfolio and its goal of tracking the price of the Benchmark Futures Contract. USDHO would use a spread when it chooses to take simultaneous long and short positions in futures written on the same underlying asset, but with different delivery months.

USDHO has not employed any hedging methods since all of its investments have been made over an exchange. Therefore, USDHO has not been exposed to counterparty risk.

Pyramiding

USDHO has not and will not employ the technique, commonly known as pyramiding, in which the speculator uses unrealized profits on existing positions as variation margin for the purchase or sale of additional positions in the same or another commodity interest.

Who are the Service Providers?

In its capacity as the Custodian for USDHO, BBH&Co. may hold USDHO’s Treasuries, cash and/or cash equivalents pursuant to a custodial agreement. BBH&Co. is also the registrar and transfer agent for the units. In addition, in its capacity as Administrator for USDHO, BBH&Co. performs certain administrative and accounting services for USDHO and prepares certain SEC, NFA and CFTC reports on behalf of USDHO. USCF pays BBH&Co.’s fees for these services.

BBH&Co.’s principal business address is 50 Milk Street, Boston, MA 02109-3661. BBH&Co., a private bank founded in 1818, is neither a publicly held company nor insured by the Federal Deposit Insurance Corporation. BBH&Co. is authorized to conduct a commercial banking business in accordance with the provisions of Article IV of the New York State Banking Law, New York Banking Law §§160–181, and is subject to regulation, supervision, and examination by the New York State - Department of Financial Services. BBH&Co. is also licensed to conduct a commercial banking business by the Commonwealths of Massachusetts and Pennsylvania and is subject to supervision and examination by the banking supervisors of those states.

USDHO also employs ALPS Distributors, Inc. as the Marketing Agent. USCF pays the Marketing Agent an annual fee. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services in connection with the offering of units exceed ten percent (10%) of the gross proceeds of the offering.

ALPS’s principal business address is 1290 Broadway, Suite 1100, Denver, CO 80203. ALPS is the marketing agent for USDHO. ALPS is a broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”) and a member of the Securities Investor Protection Corporation.

UBS Securities LLC (“UBS Securities”) is USDHO’s FCM. USDHO and UBS have entered into an Institutional Futures Client Account Agreement. This agreement requires UBS Securities to provide services to USDHO in connection with the purchase and sale of Diesel-Heating Oil Interests that may be purchased or sold by or through UBS Securities for USDHO’s account. USDHO pays UBS Securities’ commissions for executing and clearing trades on behalf of USDHO.

UBS Securities’ principal business address is 677 Washington Blvd, Stamford, CT 06901. UBS Securities is a futures clearing broker for USDHO. UBS Securities is registered in the U.S. with FINRA as a broker-dealer and with the CFTC as a FCM. UBS Securities is a member of various U.S. futures and securities exchanges.

UBS is and has been a defendant in numerous legal proceedings, including actions brought by regulatory organizations and government agencies, relating to its securities and commodities business that allege various violations of federal and state securities laws. UBS AG, the ultimate parent company to UBS Securities, files annual reports and quarterly reports to the SEC in which it discloses material information about matters involving but not limited to, UBS Securities, including information about any material litigation or regulatory investigations (https://www.ubs.com/global/en/about_ubs/investor_relations/quarterly_reporting/2011.html). Actions with respect to UBS Securities’ FCM business are publicly available on the website of the National Futures Association (http://www.nfa.futures.org/).

On June 27, 2007, the Securities Division of the Secretary of the Commonwealth of Massachusetts (“Massachusetts Securities Division”) filed an administrative complaint (the “Complaint”) and notice of adjudicatory proceeding against UBS Securities, captioned In The Matter of UBS Securities, LLC, Docket No. E-2007-0049, which alleged that UBS Securities violated the Massachusetts Uniform Securities Act (the “Act”) and related regulations by providing the advisers for certain hedge funds with gifts and gratuities in the form of below market office rents, personal loans with below market interest rates, event tickets, and other perks, in order to induce those hedge fund advisers to increase or retain their level of prime brokerage fees paid to UBS Securities. On November 22, 2010, UBS Securities entered into a Consent Order and Settlement with the Massachusetts Securities Division, pursuant to which UBS Securities agreed to implementing a disclosure policy and retaining an independent consultant to monitor the policy. UBS Securities also paid a $100,000 fine.

In the summer of 2008, the Massachusetts Securities Division, Texas State Securities Board, and the New York Attorney General (“NYAG”) all brought actions against UBS and UBS Financial Services, Inc. (“UBS Financial”), alleging violations of various state law anti-fraud provisions in connection with the marketing and sale of auction rate securities.

On August 8, 2008, UBS Securities and UBS Financial Services reached agreements with the SEC, the NYAG, the Massachusetts Securities Division and other state regulatory agencies represented by the North American Securities Administrators Association (“NASAA”) to restore liquidity to all remaining client’s holdings of auction rate securities by June 30, 2012. On October 2, 2008, UBS Securities and UBS Financial entered into a final consent agreement with the Massachusetts Securities Division settling all allegations in the Massachusetts Securities Division’s administrative proceeding against UBS Securities and UBS Financial with regards to the auction rate securities matter. On December 11, 2008, UBS Securities and UBS Financial executed an Assurance of Discontinuance in the auction rate securities settlement with the NYAG. On the same day, UBS Securities and UBS Financial finalized settlements with the SEC. UBS Securities and UBS Financial paid penalties of $75 million to NYAG and an additional $75 million to be apportioned among the participating NASAA states. In March 2010, UBS Securities and UBS Financial and NASAA agreed on final settlement terms, pursuant to which, UBS Securities and UBS Financial agreed to provide client liquidity up to an additional $200 million.

On August 14, 2008 the New Hampshire Bureau of Securities Regulation (the “Bureau”) filed an administrative action against UBS Securities relating to a student loan issuer, the New Hampshire Higher Education Loan Corp. (“NHHELCO”). The complaint alleged fraudulent and unethical conduct in violation of New Hampshire state statutes. On April 14, 2010, UBS Securities entered into a Consent Order resolving all of the Bureau’s claims. UBS Securities paid $750,000 to the Bureau for all costs associated with the Bureau’s investigation. UBS Securities entered a separate civil settlement with NHHELCO and provided a total financial benefit of $20 million to NHHELCO.

On April 29, 2010, the CFTC issued an order with respect to UBS Securities and levied a fine of $200,000. The Order stated that on February 6, 2009, UBS Securities’ employee broker aided and abetted UBS Securities’ customer’s concealment of material facts from the NYMEX in violation of Section 9(a)(4) of the CEA, 7 U.S.C. § 13(a)(4) (2006). Pursuant to NYMEX Rules, a block trade must be reported to NYMEX “within five minutes of the time of execution” consistent with the requirements of NYMEX Rule 6.21C(A)(6). Although the block trade in question was executed earlier in the day, UBS Securities’ employee broker aided and abetted its customer’s concealment of facts when, in response to the customer’s request to delay reporting the trade until after the close of trading, UBS Securities’ employee did not report the trade until after the close. Because the employee broker undertook his actions within the scope of his employment, pursuant to Section 2(a)(1)(B) of the CEA, 7 U.S.C. § 2(a)(1)(B) (2006), and Commission Regulation 1.2, 17 C.F.R. § 1.2 (2009), UBS Securities is liable for the employee broker’s aiding and abetting of its customer’s violation of Section 9(a)(4) of the CEA. The fine has been paid and the matter is now closed.

UBS Securities will act only as clearing broker for USDHO and as such will be paid commissions for executing and clearing trades on behalf of USDHO. UBS Securities has not passed upon the adequacy or accuracy of this annual report on Form 10-K. UBS Securities neither will act in any supervisory capacity with respect to USCF nor participate in the management of USCF or USDHO.

UBS Securities is not affiliated with USDHO or USCF. Therefore, USDHO does not believe that USDHO has any conflicts of interest with UBS Securities or their trading principals arising from their acting as USDHO’s FCM.

Currently, USCF does not employ commodity trading advisors for trading of USDHO contracts. USCF currently does, however, employ a trading advisor for USCI, CPER, USAG and USMI, SummerHaven Investment Management, LLC (“SummerHaven”). If, in the future, USCF does employ commodity trading advisors for USDHO, it will choose each advisor based on arm’s-length negotiations and will consider the advisor’s experience, fees and reputation.

Fees of USDHO

Fees and Compensation Arrangements with USCF and Non-Affiliated Service Providers(1)

Service Provider	Compensation Paid by USCF
BBH&Co., Custodian and Administrator	Minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to all funds, as well as a $20,000 annual fee for its transfer agency services. In addition, an asset-based charge of (a) 0.06% for the first $500 million of USDHO’s and the Related Public Funds’ combined net assets, (b) 0.0465% for USDHO’s and the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USDHO’s and the Related Public Funds’ combined net assets exceed $1 billion.(2)

ALPS Distributors, Inc., Marketing Agent	0.06% on USDHO’s assets up to $3 billion; and 0.04% on USDHO’s assets in excess of $3 billion.

(1)	USCF pays this compensation.
(2)	The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also will pay transaction charge fees to BBH&Co., ranging from $7 to $15 per transaction for the funds.

Compensation to USCF

USDHO is contractually obligated to pay USCF a management fee based on 0.60% per annum on its average net assets. Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. Total net assets are calculated by taking the current market value of USDHO’s total assets and subtracting any liabilities.

Fees and Compensation Arrangements between USDHO and Non-Affiliated Service Providers(3)

Service Provider	Compensation Paid by USDHO
UBS Securities LLC, Futures Commission Merchant	Approximately $3.50 per buy or sell; charges may vary

(3)	USDHO pays this compensation.

New York Mercantile Exchange Licensing Fee(4)

Assets	Licensing Fee
Prior to October 19, 2011:
First $1,000,000,000	0.04% of NAV
After the first $1,000,000,000	0.02% of NAV
On and after October 20, 2011:	0.015% on all net assets

(4)	Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. USDHO is responsible for its pro rata share of the assets held by USDHO and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI.

Expenses Paid or Accrued by USDHO through December 31, 2012 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$278,181
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$39,162
Other Amounts Paid or Accrued(5):	$803,811
Total Expenses Paid or Accrued:	$1,121,154
Expenses Waived(6):	$(702,252)
Total Expenses Paid or Accrued Including Expenses Waived(6):	$418,902

(5)	Includes expenses relating to the registration of additional units, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.
(6)	USCF has voluntarily agreed to pay certain expenses typically borne by USDHO, to the extent that such expenses exceeded 0.15% (15 basis points) of USDHO’s NAV, on an annualized basis, through at least June 30, 2013. USCF has no obligation to continue such payments into subsequent periods.

Expenses Paid or Accrued by USDHO through December 31, 2012 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.60% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.08% annualized
Other Amounts Paid or Accrued(7):	1.73% annualized
Total Expenses Paid or Accrued:	2.41% annualized
Expenses Waived(8):	(1.51)% annualized
Total Expenses Paid or Accrued Including Expenses Waived(8):	0.90% annualized

(7)	Includes expenses relating to the registration of additional units, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.
(8)	USCF has voluntarily agreed to pay certain expenses typically borne by USDHO, to the extent that such expenses exceeded 0.15% (15 basis points) of USDHO’s NAV, on an annualized basis, through at least June 30, 2013. USCF has no obligation to continue such payments into subsequent periods.

Other Fees. USDHO also pays the fees and expenses associated with its tax accounting and reporting requirements. These fees were approximately $50,000 for the fiscal year ended December 31, 2012. In addition, USDHO is responsible for paying its portion of the directors’ and officers’ liability insurance for USDHO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USDHO and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, those Related Public Funds organized as a series of a Delaware statutory trust. USDHO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ended December 31, 2012 were $540,586 for USDHO and the Related Public Funds. USDHO’s portion of such fees and expenses for the year ended December 31, 2012 was $1,514.

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

DTC. DTC has advised USDHO as follows: It is a limited purpose trust company organized under the laws of the State of New York and is a member of the Federal Reserve System, a “clearing corporation” within the meaning of the New York Uniform Commercial Code and a “clearing agency” registered pursuant to the provisions of Section 17A of the Exchange Act. DTC holds securities for DTC Participants and facilitates the clearance and settlement of transactions between DTC Participants through electronic book-entry changes in accounts of DTC Participants.

Calculating Per Unit NAV

USDHO’s per unit NAV is calculated by:

•	Taking the current market value of its total assets;
•	Subtracting any liabilities; and
•	Dividing that total by the total number of outstanding units.

The Administrator calculates the per unit NAV of USDHO once each NYSE Arca trading day. The per unit NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. The Administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the Futures Contracts traded on the NYMEX, but calculates or determines the value of all other USDHO investments (including Futures Contracts not traded on the NYMEX, Other Diesel-Heating Oil-Related Investments and Treasuries), using market quotations, if available, or other information customarily used to determine the fair value of such investments as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time, in accordance with the current Administrative Agency Agreement among BBH&Co., USDHO and USCF. “Other information” customarily used in determining fair value includes information consisting of market data in the relevant market supplied by one or more third parties including, without limitation, relevant rates, prices, yields, yield curves, volatilities, spreads, correlations or other market data in the relevant market; or information of the types described above from internal sources if that information is of the same type used by USDHO in the regular course of its business for the valuation of similar transactions. The information may include costs of funding, to the extent costs of funding are not and would not be a component of the other information being utilized. Third parties supplying quotations or market data may include, without limitation, dealers in the relevant markets, end-users of the relevant product, information vendors, brokers and other sources of market information.

In addition, in order to provide updated information relating to USDHO for use by investors and market professionals, the NYSE Arca calculates and disseminates throughout the core trading session on each trading day an updated indicative fund value. The indicative fund value is calculated by using the prior day’s closing per unit NAV of USDHO as a base and updating that value throughout the trading day to reflect changes in the most recently reported trade price for the active Futures Contracts on the NYMEX. The prices reported for those Futures Contract months are adjusted based on the prior day’s spread differential between settlement values for the relevant contract and the spot month contract. In the event that the spot month contract is also the Benchmark Futures Contract, the last sale price for that contract is not adjusted. The indicative fund value unit basis disseminated during NYSE Arca core trading session hours should not be viewed as an actual real time update of the per unit NAV, because the per unit NAV is calculated only once at the end of each trading day based upon the relevant end of day values of USDHO’s investments.

The indicative fund value is disseminated on a per unit basis every 15 seconds during regular NYSE Arca core trading session hours of 9:30 a.m. New York time to 4:00 p.m. New York time. The normal trading hours of the NYMEX are 10:00 a.m. New York time to 2:30 p.m. New York time. This means that there is a gap in time at the beginning and the end of each day during which USDHO’s units are traded on the NYSE Arca, but real-time NYMEX trading prices for Futures Contracts traded on the NYMEX are not available. During such gaps in time the indicative fund value will be calculated based on the end of day price of such Futures Contracts from the NYMEX immediately preceding trading session. In addition, other Futures Contracts, Other Diesel-Heating Oil Related Investments and Treasuries held by USDHO will be valued by the Administrator, using rates and points received from client-approved third party vendors (such as Reuters and WM Company) and advisor quotes. These investments will not be included in the indicative fund value.

The NYSE Arca disseminates the indicative fund value through the facilities of CTA/CQ High Speed Lines. In addition, the indicative fund value is published on the NYSE Arca’s website and is available through on-line information services such as Bloomberg and Reuters.

Dissemination of the indicative fund value provides additional information that is not otherwise available to the public and is useful to investors and market professionals in connection with the trading of USDHO’s units on the NYSE Arca. Investors and market professionals are able throughout the trading day to compare the market price of USDHO and the indicative fund value. If the market price of USDHO’s units diverges significantly from the indicative fund value, market professionals will have an incentive to execute arbitrage trades. For example, if USDHO appears to be trading at a discount compared to the indicative fund value, a market professional could buy USDHO’s units on the NYSE Arca and sell short Futures Contracts. Such arbitrage trades can tighten the tracking between the market price of USDHO and the indicative fund value and thus can be beneficial to all market participants.

Creation and Redemption of Units

USDHO creates and redeems units from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets are only made in exchange for delivery to USDHO or the distribution by USDHO of the amount of Treasuries and any cash represented by the baskets being created or redeemed, the amount of which is based on the combined NAV of the number of units included in the baskets being created or redeemed determined after 4:00 p.m. New York time on the day the order to create or redeem baskets is properly received.

Authorized Purchasers are the only persons that may place orders to create and redeem baskets. Authorized Purchasers must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Purchaser, a person must enter into an Authorized Purchaser Agreement with USCF on behalf of USDHO. The Authorized Purchaser Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Purchaser Agreement and the related procedures attached thereto may be amended by USDHO, without the consent of any limited partner or unitholder or Authorized Purchaser. From July 1, 2011 through December 31, 2012 (and continuing at least through May 1, 2013), the applicable transaction fee paid by Authorized Purchasers is $350 to USDHO for each order they place to create or redeem one or more baskets; prior to July 1, 2011, this fee was $1,000. Authorized Purchasers who make deposits with USDHO in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either USDHO or USCF, and no such person will have any obligation or responsibility to USCF or USDHO to effect any sale or resale of units. As of December 31, 2012, 12 Authorized Purchasers had entered into agreements with USCF on behalf of USDHO. During the year ended December 31, 2012, USDHO did not issue any Creation Basket and redeemed 2 Redemption Baskets.

Certain Authorized Purchasers are expected to be capable of participating directly in the physical diesel-heating oil market and the diesel-heating oil futures market. In some cases, Authorized Purchasers or their affiliates may from time to time buy diesel-heating oil or sell diesel-heating oil or Diesel-Heating Oil Interests and may profit in these instances. USCF believes that the size and operation of the diesel-heating oil market make it unlikely that an Authorized Purchaser’s direct activities in the diesel-heating oil or securities markets will significantly affect the price of diesel-heating oil, Diesel-Heating Oil Interests, or the price of the units.

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

The manner by which creations are made is dictated by the terms of the Authorized Purchaser Agreement. By placing a purchase order, an Authorized Purchaser agrees to: (1) deposit Treasuries, cash, or a combination of Treasuries and cash with the Custodian, and (2) if required by USCF in its sole discretion, enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other over-the-counter energy transaction (through itself or a designated acceptable broker) with USDHO for the purchase of a number and type of futures contracts at the closing settlement price for such contracts on the purchase order date. If an Authorized Purchaser fails to consummate (1) and (2), the order shall be cancelled. The number and type of contracts specified shall be determined by USCF, in its sole discretion, to meet USDHO’s investment objective and shall be purchased as a result of the Authorized Purchaser’s purchase of units.

Determination of Required Deposits

The total deposit required to create each basket (“Creation Basket Deposit”) is the amount of Treasuries and/or cash that is in the same proportion to the total assets of USDHO (net of estimated accrued but unpaid fees, expenses and other liabilities) on the purchase order date as the number of units to be created under the purchase order is in proportion to the total number of units outstanding on the purchase order dates. USCF determines, directly in its sole discretion or in consultation with the Administrator, the requirements for Treasuries and the amount of cash, including the maximum permitted remaining maturity of a Treasury and proportions of Treasury and cash that may be included in deposits to create baskets. The Marketing Agent will publish such requirements at the beginning of each business day. The amount of cash deposit required is the difference between the aggregate market value of the Treasuries required to be included in a Creation Basket Deposit as of 4:00 p.m. New York time on the date the order to purchase is properly received and the total required deposit.

Delivery of Required Deposits

An Authorized Purchaser who places a purchase order is responsible for transferring to USDHO’s account with the Custodian the required amount of Treasuries and cash by the end of the third business day following the purchase order date. Upon receipt of the deposit amount, the Administrator directs DTC to credit the number of baskets ordered to the Authorized Purchaser’s DTC account on the third business day following the purchase order date. The expense and risk of delivery and ownership of Treasuries until such Treasuries have been received by the Custodian on behalf of USDHO shall be borne solely by the Authorized Purchaser.

Because orders to purchase baskets must be placed by 12:00 p.m., New York time, but the total payment required to create a basket during the continuous offering period will not be determined until after 4:00 p.m. New York time on the date the purchase order is received, Authorized Purchasers will not know the total amount of the payment required to create a basket at the time they submit an irrevocable purchase order for the basket. USDHO’s per unit NAV and the total amount of the payment required to create a basket could rise or fall substantially between the time an irrevocable purchase order is submitted and the time the amount of the purchase price in respect thereof is determined.

Rejection of Purchase Orders

USCF acting by itself or through the Marketing Agent shall have the absolute right but no obligation to reject a purchase order or a Creation Basket Deposit if:

•	it determines that the investment alternative available to USDHO at that time will not enable it to meet its investment objective;
•	it determines that the purchase order or the Creation Basket Deposit is not in proper form;
•	it believes that the purchase order or the Creation Basket Deposit would have adverse tax consequences to USDHO, the limited partners or its unitholders;
•	the acceptance or receipt of the Creation Basket Deposit would, in the opinion of counsel to USCF, be unlawful; or
•	circumstances outside the control of USCF, Marketing Agent or Custodian make it, for all practical purposes, not feasible to process creations of baskets.

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

By placing a redemption order, an Authorized Purchaser agrees to deliver the baskets to be redeemed through DTC’s book-entry system to USDHO, as described below. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Purchaser must also have wired to USDHO’s account at the Custodian the non-refundable transaction fee due for the redemption order. An Authorized Purchaser may not withdraw a redemption order.

The manner by which redemptions are made is dictated by the terms of the Authorized Purchaser Agreement. By placing a redemption order, an Authorized Purchaser agrees to (1) deliver the Redemption Basket to be redeemed through DTC’s book-entry system to USDHO’s account with the Custodian not later than 3:00 p.m. New York time on the third business day following the effective date of the redemption order (“Redemption Distribution Date”), and (2) if required by USCF in its sole discretion, enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other over-the-counter energy transaction (through itself or a designated acceptable broker) with USDHO for the sale of a number and type of futures contracts at the closing settlement price for such contracts on the Redemption Order Date. If an Authorized Purchaser fails to consummate (1) and (2) above, the order shall be cancelled. The number and type of contracts specified shall be determined by USCF, in its sole discretion, to meet USDHO’s investment objective and shall be sold as a result of the Authorized Purchaser’s sale of units.

Determination of Redemption Distribution

The redemption distribution from USDHO consists of a transfer to the redeeming Authorized Purchaser of an amount of Treasuries and/or cash that is in the same proportion to the total assets of USDHO (net of estimated accrued but unpaid fees, expenses and other liabilities) on the date the order to redeem is properly received as the number of units to be redeemed under the redemption order is in proportion to the total number of units outstanding on the date the order is received. USCF, directly or in consultation with the Administrator, determines the requirements for Treasuries and the amounts of cash, including the maximum permitted remaining maturity of a Treasury, and the proportions of Treasuries and cash that may be included in distributions to redeem baskets. The Marketing Agent will publish an estimate of the redemption distribution per basket as of the beginning of each business day.

Delivery of Redemption Distribution

The redemption distribution due from USDHO will be delivered to the Authorized Purchaser by 3:00 p.m. New York time on the third business day following the redemption order date if, by 3:00 p.m. New York time on such third business day, USDHO’s DTC account has been credited with the baskets to be redeemed. If USDHO’s DTC account has not been credited with all of the baskets to be redeemed by such time, the redemption distribution will be delivered to the extent of whole baskets received. Any remainder of the redemption distribution will be delivered on the next business day to the extent of remaining whole baskets received if USDHO receives the fee applicable to the extension of the redemption distribution date which USCF may, from time to time, determine and the remaining baskets to be redeemed are credited to USDHO’s DTC account by 3:00 p.m. New York time on such next business day. Any further outstanding amount of the redemption order shall be cancelled. Pursuant to information from USCF, the Custodian will also be authorized to deliver the redemption distribution notwithstanding that the baskets to be redeemed are not credited to USDHO’s DTC account by 3:00 p.m. New York time on the third business day following the redemption order date if the Authorized Purchaser has collateralized its obligation to deliver the baskets through DTC’s book entry-system on such terms as USCF may from time to time determine.

Suspension or Rejection of Redemption Orders

USCF may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date: (1) for any period during which the NYSE Arca or the NYMEX is closed other than customary weekend or holiday closings, or trading on the NYSE Arca or the NYMEX is suspended or restricted, (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of Treasuries is not reasonably practicable, or (3) for such other period as USCF determines to be necessary for the protection of the limited partners or unitholders. For example, USCF may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of USDHO’s assets at an appropriate value to fund a redemption. If USCF has difficulty liquidating its positions, e.g., because of a market disruption event in the futures markets, a suspension of trading by the exchange where the futures contracts are listed or an unanticipated delay in the liquidation of a position in an over-the-counter contract, it may be appropriate to suspend redemptions until such time as such circumstances are rectified. None of USCF, the Marketing Agent, the Administrator, or the Custodian will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

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

Creation and Redemption Transaction Fee

To compensate USDHO for its expenses in connection with the creation and redemption of baskets, an Authorized Purchaser is required to pay a transaction fee to USDHO per order to create or redeem baskets, regardless of the number of baskets in such order. From July 1, 2011 through December 31, 2012 (and continuing at least through May 1, 2013), the applicable transaction fee paid by Authorized Purchasers is $350 to USDHO for each order they place to create or redeem one or more baskets; prior to July 1, 2011, this fee was $1,000. The transaction fee may be reduced, increased or otherwise changed by USCF. USCF shall notify DTC of any change in the transaction fee and will not implement any increase in the fee for the redemption of baskets until 30 days after the date of the notice.

Tax Responsibility

Authorized Purchasers are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value added tax or similar tax or governmental charge applicable to the creation or redemption of baskets, regardless of whether or not such tax or charge is imposed directly on the Authorized Purchaser, and agree to indemnify USCF and USDHO if they are required by law to pay any such tax, together with any applicable penalties, additions to tax and interest thereon.

Secondary Market Transactions

As noted, USDHO creates and redeems units from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets are only made in exchange for delivery to USDHO or the distribution by USDHO of the amount of Treasuries and cash represented by the baskets being created or redeemed, the amount of which will be based on the aggregate NAV of the number of units included in the baskets being created or redeemed determined on the day the order to create or redeem baskets is properly received.

As discussed above, Authorized Purchasers are the only persons that may place orders to create and redeem baskets. Authorized Purchasers must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Purchaser is under no obligation to create or redeem baskets, and an Authorized Purchaser is under no obligation to offer to the public units of any baskets it does create. Authorized Purchasers that do offer to the public units from the baskets they create will do so at per-unit offering prices that are expected to reflect, among other factors, the trading price of the units on the NYSE Arca, the NAV of USDHO at the time the Authorized Purchaser purchased the Creation Baskets and the per unit NAV of the units at the time of the offer of the units to the public, the supply of and demand for units at the time of sale, and the liquidity of the Futures Contract market and the market for Other Diesel-Heating Oil-Related Investments. The prices of units offered by Authorized Purchasers are expected to fall between USDHO’s per unit NAV and the trading price of the units on the NYSE Arca at the time of sale. Units initially comprising the same basket but offered by Authorized Purchasers to the public at different times may have different offering prices. An order for one or more baskets may be placed by an Authorized Purchaser on behalf of multiple clients. Authorized Purchasers who make deposits with USDHO in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either USDHO or USCF, and no such person has any obligation or responsibility to USCF or USDHO to effect any sale or resale of units. Units trade in the secondary market on the NYSE Arca. Units may trade in the secondary market at prices that are lower or higher relative to their per unit NAV. The amount of the discount or premium in the trading price relative to the per unit NAV may be influenced by various factors, including the number of investors who seek to purchase or sell units in the secondary market and the liquidity of the Futures Contracts market and the market for Other Diesel-Heating Oil-Related Investments. While the units trade during the core trading session on the NYSE Arca until 4:00 p.m. New York time, liquidity in the market for Futures Contracts and Other Diesel-Heating Oil-Related Investments may be reduced after the close of the NYMEX at 2:30 p.m. New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the units may widen.

Investments

USCF causes USDHO to transfer the proceeds from the sale of Creation Baskets to the Custodian or other custodian for trading activities. USCF will invest USDHO’s assets in Futures Contracts and Other Diesel-Heating Oil-Related Investments and investments in Treasuries, cash and/or cash equivalents. When USDHO purchases a Futures Contract and certain exchange-traded Other Diesel-Heating Oil-Related Investments, USDHO is required to deposit 5% to 30% with the selling FCM on behalf of the exchange a portion of the value of the contract or other interest as security to ensure payment for the obligation under Diesel-Heating Oil Interests at maturity. This deposit is known as initial margin. Counterparties in transactions in over-the-counter Diesel-Heating Oil Interests will generally impose similar collateral requirements on USDHO. USCF will invest the assets that remain after margin and collateral are posted in Treasuries, cash and/or cash equivalents subject to these margin and collateral requirements. USCF has sole authority to determine the percentage of assets that are:

•	held on deposit with the FCM or other custodian
•	used for other investments, and
•	held in bank accounts to pay current obligations and as reserves.

Ongoing margin and collateral payments will generally be required for both exchange-traded and over-the-counter Diesel-Heating Oil Interests based on changes in the value of the Diesel-Heating Oil Interests. Furthermore, ongoing collateral requirements with respect to over-the-counter Diesel-Heating Oil Interests are negotiated by the parties, and may be affected by overall market volatility, volatility of the underlying commodity or index, the ability of the counterparty to hedge its exposure under a Diesel-Heating Oil Interest, and each party’s creditworthiness. In light of the differing requirements for initial payments under exchange-traded and over-the-counter Diesel-Heating Oil Interests and the fluctuating nature of ongoing margin and collateral payments, it is not possible to estimate what portion of USDHO’s assets will be posted as margin or collateral at any given time. The Treasuries, cash and cash equivalents held by USDHO will constitute reserves that will be available to meet ongoing margin and collateral requirements. All interest income will be used for USDHO’s benefit.

A FCM, counterparty, government agency or commodity exchange could increase margin or collateral requirements applicable to USDHO to hold trading positions at any time. Moreover, margin is merely a security deposit and has no bearing on the profit or loss potential for any positions held.

The assets of USDHO posted as margin for Futures Contracts are held in segregated accounts pursuant to the CEA and CFTC regulations.

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

The offer and sale of units of USDHO, as well as units of each of the Related Public Funds, is registered under the Securities Act. USDHO and the Related Public Funds are subject to the requirements of the Securities Act, the Exchange Act and the rules and regulations adopted thereunder as administered by the Securities and Exchange Commission (the “SEC”). Firms’ participation in the distribution of units are regulated as described above, as well as by the self regulatory association, FINRA.

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

In general, the CFTC does not regulate the interbank and forward foreign currency markets with respect to transactions in contracts between certain sophisticated counterparties such as USDHO or between certain regulated institutions and retail investors. Although U.S. banks are regulated in various ways by the Federal Reserve Board, the Comptroller of the Currency and other U.S. federal and state banking officials, banking authorities do not regulate the forward markets to the same extent that the swap markets will be regulated by the CFTC once the Dodd-Frank Act is fully implemented. At a minimum, over-the-counter currency forwards, options and swaps will be subject to heightened recordkeeping, reporting and business conduct standards.

On November 16, 2012, the Secretary of the Treasury issued a final determination that exempts both foreign exchange swaps and foreign exchange forwards from the definition of “swap” and, by extension, additional regulatory requirements (such as clearing and margin). The final determination does not extend to other foreign exchange derivatives, such as foreign exchange options, currency swaps, and non-deliverable forwards.

While the U.S. government does not currently impose any restrictions on the movements of currencies, it could choose to do so. The imposition or relaxation of exchange controls in various jurisdictions could significantly affect the market for that and other jurisdictions’ currencies. Trading in the interbank market also exposes USDHO to a risk of default since failure of a bank with which USDHO had entered into a forward contract would likely result in a default and thus possibly substantial losses to USDHO.

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

“Swap” Transactions

The Dodd-Frank Act imposes new regulatory requirements on certain “swap” transactions that USDHO is authorized to engage in that may ultimately impact the ability of USDHO to meet its investment objective. On August 13, 2012, the CFTC and the SEC published joint final rules defining the terms “swap” and “security- based swap.” The term “swap” is broadly defined to include various types of over-the-counter derivatives, including swaps and options. The effective date of these final rules was October 12, 2012.

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (which are referred to in the Dodd-Frank Act as “derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular contract. On November 28, 2012, the CFTC issued its final clearing determination requiring that certain credit default swaps and interest rate swaps be cleared by registered DCOs. This is the CFTC’s first clearing determination under the Dodd-Frank Act and became effective on February 11, 2013. On March 11, 2013, “swap dealers,” “major swap participants,” and certain active funds will be required to clear certain credit default swaps and interest rate swaps. Determination on other types of swaps are expected in the future, and, when finalized, could require USDHO to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the clearing organization, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.” On May 23, 2012, the CFTC published final regulations, which became effective as of July 23, 2012, to determine which entities will be regulated as “swap dealers” and “major swap participants” and thus have to comply with these capital and margin requirements (as well as a multitude of other requirements under the Dodd-Frank Act). Most of the requirements imposed became effective on October 12, 2012, when additional final rules defining the terms “swap,” “security-based swap,” and “mixed swap” became effective. However, on October 11, 2012 and October 12, 2012, the CFTC issued several no-action letters and interpretive guidance which delayed much of the implementation of the requirements from October 12, 2012 until December 31, 2012. Increased regulation of, and the imposition of additional costs on, swap transactions could have an adverse effect on USDHO by, for example, reducing the size of and therefore liquidity in the derivatives market, increasing transaction costs and decreasing the ability to customize derivative transactions.

On February 7, 2012, the CFTC published a rule requiring each FCM and DCO to segregate cleared swaps and related collateral posted by a customer of the FCM from the assets of the FCM or DCO, although such property can be commingled with the property of other cleared swaps customers of the FCM or DCO. This rule addresses losses incurred by a DCO in a so-called “double default” scenario in which a customer of an FCM defaults in its obligations to the FCM and the FCM, in turn, defaults in its obligations to the DCO. Under this scenario, the DCO can only access the collateral attributable to other customers of the DCO whose cleared swap positions are in a loss position following the primary customer’s default. This rule became effective on November 8, 2012. Some market participants have expressed concern that the requirements of this segregation rule may result in higher initial margins or higher fees. USDHO does not anticipate any impact to their operations in order to meet the requirements of the new rule.

Additionally, the CFTC published rules on February 17, 2012 and April 3, 2012 that require “swap dealers” and “major swap participants” to: 1) adhere to business conduct standards, 2) implement policies and procedures to ensure compliance with the CEA and 3) maintain records of such compliance. These new requirements may impact the documentation requirements for both cleared and non-cleared swaps and cause swap dealers and major swap participants to face increased compliance costs that, in turn, may be passed along to counterparties (such as USDHO) in the form of higher fees and expenses that related to trading swaps.

On February 24, 2012, the CFTC amended certain disclosure obligations to require that the operator of a commodity pool that invests in swaps include standardized swap risk disclosures in the pool’s disclosure documents by December 31, 2012.

On December 5, 2012, the CFTC’s Division of Market Oversight issued a letter providing swap dealers with time-limited no-action relief from swap data reporting obligations with respect to equity swaps, foreign exchange swaps and other commodity swaps. For these asset classes, the letter provides swap dealers with reporting relief (i) with respect to real-time price reporting and regular swap reporting (under Part 43 and Part 45 of the CFTC’s regulations, respectively), until February 28, 2013, and (ii) historical swap reporting requirements (under Part 46 of the CFTC’s regulations) until March 30, 2013.

On December 21, 2012, the CFTC’s Division of Market Oversight issued two letters providing certain swap dealers with time-limited no-action relief from some swap data reporting obligations. One letter provides relief from reporting requirements for branches of swap dealers located in emerging markets who encounter technical difficulties in complying with the reporting rules. The letter also provides that swap dealers may delay reporting compliance for certain complex and exotic swaps until April 30, 2013.

Under a second letter, all swap dealers have until April 10, 2013 to report certain information about their counterparties, including: status as a major swap participant, a financial entity, a U.S. person or a commercial end-user.

On December 18, 2012, the CFTC deferred the compliance date for many of the Dodd-Frank Act’s external business conduct standards from December 31, 2012 to May 1, 2013, and for some requirements to July 1, 2013, providing swap dealers an additional four to six months from the original compliance date.

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

The CFTC also regulates the activities of “commodity trading advisors” and “commodity pool operators” and the CFTC has adopted regulations with respect to certain of such persons’ activities. Pursuant to its authority, the CFTC requires a CPO, such as USCF, to keep accurate, current and orderly records with respect to each pool it operates. The CFTC may suspend, modify or terminate the registration of any registrant for failure to comply with CFTC rules or regulations. Suspension, restriction or termination of USCF’s registration as a CPO would prevent it, until such time (if any) as such registration were to be reinstated, from managing, and might result in the termination of, USDHO or the Related Public Funds.

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

The CEA requires all FCMs, such as USDHO’s clearing brokers, to meet and maintain specified fitness and financial requirements, to segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC. The CFTC has similar authority over introducing brokers, or persons who solicit or accept orders for commodity interest trades but who do not accept margin deposits for the execution of trades. The CEA authorizes the CFTC to regulate trading by FCMs and by their officers and directors, permits the CFTC to require action by exchanges in the event of market emergencies, and establishes an administrative procedure under which customers may institute complaints for damages arising from alleged violations of the CEA. The CEA also gives the states powers to enforce its provisions and the regulations of the CFTC.

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

On November 14, 2012, the CFTC proposed new regulations that would require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for FCMs. The proposed rules are intended to afford greater assurances to market participants that: customer segregated funds and secured amounts are protected, customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business, FCMs are monitoring and managing risks in a robust manner, the capital and liquidity of FCMs are strengthened to safeguard the continued operations, and the auditing and examination programs of the CFTC and the self-regulatory organizations are monitoring the activities of FCMs in a thorough manner. The final regulations have not yet been adopted.

USDHO’s investors are afforded prescribed rights for reparations under the CEA against USCF (as a registered commodity pool operator), as well as its respective employees who are required to be registered under the CEA. Investors may also be able to maintain a private right of action for violations of the CEA. The CFTC has adopted rules implementing the reparation provisions of the CEA, which provide that any person may file a complaint for a reparations award with the CFTC for violation of the CEA against a floor broker or a FCM, introducing broker, commodity trading advisor, CPO, and their respective associated persons.

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law, as exemplified by the various discussions of the Dodd-Frank Act. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the CFTC, the NFA, the futures exchanges, clearing organizations and other regulatory bodies.

Futures Contracts and Position Limits

The CFTC is prohibited by statute from regulating trading on non-U.S. futures exchanges and markets. The CFTC, however, has adopted regulations relating to the marketing of non-U.S. futures contracts in the United States. These regulations permit certain contracts traded on non-U.S. exchanges to be offered and sold in the United States.

In October 2011, the CFTC finalized rules that establish position limits with respect to 28 physical delivery commodity futures and options contracts, as well as to forward contracts that are economically equivalent to such contracts (the “Position Limit Rules”). The Position Limit Rules were scheduled to become effective on October 12, 2012. However, on September 28, 2012, the United States District Court for the District of Columbia vacated these regulations on the basis of ambiguities in the provisions of the Commodity Exchange Act (as modified by the Dodd-Frank Act) upon which the regulations were based. In its September 28th decision, the court remanded the Position Limit Rules to the CFTC with instructions to use its expertise and experience to resolve the ambiguities in the statute. On November 15, 2012, the CFTC indicated that it will move forward with an appeal of the District Court’s decision to vacate the Position Limit Rules. At this time, it is not possible to predict how the CFTC’s appeal could affect USDHO, but it may be substantial and adverse. Furthermore, until such time as the appeal is resolved or, if applicable revisions to the Position Limit Rules are proposed and adopted, the regulatory architecture in effect prior to the enactment of the Position Limit Rules will govern transactions in commodities and related derivatives. As a result, USDHO may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the vacated Position Limit Rules would have required the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. The CFTC is presently considering new aggregation rules, under a rulemaking proposal that is distinct from the Position Limit Rules. At this time, it is unclear how any modified aggregation rules may affect USDHO, but it may be substantial and adverse. By way of example, the aggregation rules in combination with any potential revised Position Limit Rules may negatively impact the ability of USDHO to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of USDHO.

Based on its current understanding of the final position limit regulations, USCF does not anticipate significant negative impact on the ability of USDHO to achieve its investment objective.

Commodity Margin

Original or initial margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. Maintenance margin is the amount (generally less than the original margin) to which a trader’s account may decline before he must deliver additional margin. A margin deposit is like a cash performance bond. It helps assure the trader’s performance of the futures contracts that he or she purchases or sells. Futures contracts are customarily bought and sold on initial margin that represents a very small percentage (ranging upward from less than 5%) of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than are customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract.

Brokerage firms, such as USDHO’s clearing brokers, carrying accounts for traders in commodity interest contracts may not accept lower, and generally require higher, amounts of margin as a matter of policy to further protect themselves. The clearing brokers require USDHO to make margin deposits equal to exchange minimum levels for all commodity interest contracts. This requirement may be altered from time to time in the clearing brokers’ discretion.

Regulators have not yet finalized the Dodd-Frank rules regarding initial margin levels for over-the-counter derivatives. It is possible that such levels may be higher than those for futures contracts. Also, initial margin requirements for non-cleared swaps will be subject to higher margin requirements than cleared swaps. And, under pending rule proposals, USDHO may be required to post, but not be entitled to receive, initial and variation margin in respect of non-cleared swaps. Until such time as the regulators finalize these margin rules, trading in the over-the-counter markets where no clearing facility is provided generally will not require margin per se. Rather, it will involve the extension of credit between counterparties that is secured by transfers of credit support and/or independent amounts. Credit support is transferred between counterparties in respect of the open over-the-counter derivatives entered into between them, while independent amounts are fixed amounts posted by one or both counterparties at the execution of a particular over-the-counter transaction.

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

Margin requirements are computed each day by a trader’s clearing broker. When the market value of a particular open commodity interest position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the broker. If the margin call is not met within a reasonable time, the broker may close out the trader’s position. With respect to USDHO’s trading, USDHO (and not its investors personally) is subject to margin calls.

Finally, many major U.S. exchanges have passed certain cross margining arrangements involving procedures pursuant to which the futures and options positions held in an account would, in the case of some accounts, be aggregated and margin requirements would be assessed on a portfolio basis, measuring the total risk of the combined positions.

SEC Reports

USDHO makes available, free of charge, on its website, its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. These reports are also available from the SEC though its website at: www.sec.gov.

CFTC Reports

USDHO also makes available its monthly reports and its annual reports required to be prepared and filed with the NFA under the CFTC regulations.

Intellectual Property

USCF owns trademark registrations for UNITED STATES HEATING OIL FUND (U.S. Reg. No. 3490750) for “fund investment services in the field of heating oil futures contracts, cash-settled options on heating oil futures contracts, forward contracts for heating oil, over-the-counter transactions based on the price of heating oil, and indices based on the foregoing,” in use since April 8, 2008, UHN UNITED STATES HEATING OIL FUND, LP (and House Design) (U.S. Reg. No. 3638986) for “investment services in the field of heating oil futures contracts and other heating oil related investments,” in use since April 8, 2008 and UHN UNITED STATES DIESEL-HEATING OIL FUND, LP (and Flame Design), S.N. 85703821 in use since August 15, 2012. USDHO relies upon these trademarks through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors. So long as USDHO continues to use these trademarks to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations, it will continue to have indefinite protection for these trademarks under current laws, rules and regulations. USCF has been granted two patents Nos. 7,739,186 and 8,019,675, for systems and methods for an exchange traded fund (ETF) that tracks the price of one or more commodities.

Item 1A.	Risk Factors.

The risk factors should be read in connection with the other information included in this annual report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and USDHO’s financial statements and the related notes.

Risks Associated With Investing Directly or Indirectly in Diesel-Heating Oil

Investing in Diesel-Heating Oil Interests subjects USDHO to the risks of the diesel-heating oil industry and this could result in large fluctuations in the price of USDHO’s units.

USDHO is subject to the risks and hazards of the diesel-heating oil industry because it invests in Diesel-Heating Oil Interests. The risks and hazards that are inherent in the diesel-heating oil industry may cause the price of diesel-heating oil to widely fluctuate. If the changes in percentage terms of USDHO’s units accurately track the changes in percentage terms of the Benchmark Futures Contract or the spot price of diesel-heating oil, then the price of its units may also fluctuate. The exploration for crude oil, the raw material used in the production of diesel-heating oil, and production of diesel-heating oil are uncertain processes with many risks. The cost of drilling, completing and operating wells for crude oil is often uncertain, and a number of factors can delay or prevent drilling operations or production of diesel-heating oil, including:

•	unexpected drilling conditions;
•	pressure or irregularities in formations;
•	equipment failures or repairs;
•	fires or other accidents;
•	adverse weather conditions;
•	pipeline ruptures, spills or other supply disruptions; and
•	shortages or delays in the availability of drilling rigs and the delivery of equipment.

Diesel-Heating Oil transmission, distribution, gathering, and processing activities involve numerous risks that may affect the price of diesel-heating oil.

There are a variety of hazards inherent in diesel-heating oil transmission, distribution, gathering, and processing, such as leaks, explosions, pollution, release of toxic substances, adverse weather conditions (such as hurricanes and flooding), pipeline failure, abnormal pressures, uncontrollable flows of diesel-heating oil, scheduled and unscheduled maintenance, physical damage to the gathering or transportation system, and other hazards which could affect the price of diesel-heating oil. To the extent these hazards limit the supply or delivery of diesel-heating oil, diesel-heating oil prices will increase.

The price of diesel-heating oil fluctuates on a seasonal basis and this would result in fluctuations in the price of USDHO’s units.

Diesel-heating oil prices fluctuate seasonally. For example, in some parts of the United States and other markets, the diesel-heating oil demand for power peaks during the cold winter months, with market prices peaking at that time. As a result, in the future, the overall price of diesel-heating oil may fluctuate substantially on a seasonal basis, which may make consecutive period to period comparisons less relevant. Cold weather increases demand and prices follow. Extremely cold and hazardous weather can make energy transportation more difficult, as oil trucks may have to wait for roads to be plowed and oil barges may be delayed due to frozen rivers and harbors.

Changes in the political climate could have negative consequences for diesel-heating oil prices.

Uprise in the Middle East, including civil war in Syria and uprise in Egypt could put diesel-heating oil exports in jeopardy. As global markets continue to react to various crises and uprises, such unrests in general could impact the production, supply and cost of diesel-heating oil.

Limitations on ability to develop additional sources of diesel-heating oil could impact future prices

In the past, a supply disruption in one area of the world was softened by the ability of major oil-producing nations to increase output to make up the difference. At this time, some of that spare reserve capacity has been absorbed by increased demand.

Daily changes in USDHO’s per unit NAV may not correlate with daily changes in the price of the Benchmark Futures Contract. If this were to occur, investors may not be able to effectively use USDHO as a way to hedge against diesel-heating oil-related losses or as a way to indirectly invest in diesel-heating oil.

USCF endeavors to invest USDHO’s assets as fully as possible in Futures Contracts and Other Diesel-Heating Oil-Related Investments so that the daily changes in percentage terms of the per unit NAV closely correlate with the daily changes in percentage terms in the price of the Benchmark Futures Contract. However, daily changes in USDHO’s per unit NAV may not correlate with the daily changes in the price of the Benchmark Futures Contract for several reasons as set forth below:

•	USDHO: (i) may not be able to buy/sell the exact amount of Futures Contracts and Other Diesel-Heating Oil-Related Investments to have a perfect correlation with the per unit NAV; (ii) may not always be able to buy and sell Futures Contracts or Other Diesel-Heating Oil-Related Investments at the market price; and (iii) is required to pay fees, including brokerage fees and the management fee, which will have an effect on the correlation.
•	Short-term supply and demand for diesel-heating oil may cause the changes in the market price of the Benchmark Futures Contract to vary from the changes in USDHO’s per unit NAV if USDHO has fully invested in Futures Contracts that do not reflect such supply and demand and it is unable to replace such contracts with Futures Contracts that do reflect such supply and demand.
•	USDHO sells and buys only as many Futures Contracts and Other Diesel-Heating Oil-Related Investments that it can to get the daily changes in percentage terms of the per unit NAV as close as possible to the daily changes in percentage terms in the price of the Benchmark Futures Contract. The remainder of its assets are invested in Treasuries, cash and/or cash equivalents and are used to satisfy initial margin and additional margin requirements, if any, and to otherwise support its investments in Diesel-Heating Oil Interests. Investments in Treasuries, cash and/or cash equivalents, both directly and as margin, provide rates of return that vary from changes in the price of the Benchmark Futures Contract.
•	Because USDHO incurs certain expenses in connection with its investment activities, and holds most of its assets in more liquid short-term securities for margin and other liquidity purposes and for redemptions that may be necessary on an ongoing basis, USCF is generally not able to fully invest USDHO’s assets in Futures Contracts or Other Diesel-Heating Oil-Related Investments and there cannot be perfect correlation between changes in USDHO’s per unit NAV and changes in the price of the Benchmark Futures Contract.
•	As USDHO grows, there may be more or less correlation. For example, if USDHO only has enough money to buy three Futures Contracts and it needs to buy four contracts to track the price of diesel-heating oil, then the correlation will be lower, but if it buys 20,000 Futures Contracts and it needs to buy 20,001 contracts, then the correlation will be higher. At certain asset levels, USDHO may be limited in its ability to purchase the Benchmark Futures Contract or other Futures Contracts due to accountability levels imposed by the relevant exchanges. To the extent that USDHO invests in these other Futures Contracts or other Diesel-Heating Oil-Related Investments, the correlation with the Benchmark Futures Contract may be lower. If USDHO is required to invest in other Futures Contracts and Other Diesel-Heating Oil-Related Investments that are less correlated with the Benchmark Futures Contract, USDHO would likely invest in over-the-counter contracts to increase the level of correlation of USDHO’s assets. Over-the-counter contracts entail certain risks described below under “Over-the-Counter Contract Risk.”
•	USDHO may not be able to buy the exact number of Futures Contracts and Other Diesel-Heating Oil-Related Investments to have a perfect correlation with the Benchmark Futures Contract if the purchase price of Futures Contracts required to be fully invested in such contracts is higher than the proceeds received for the sale of a Creation Basket on the day the basket was sold. In such case, USDHO could not invest the entire proceeds from the purchase of the Creation Basket in such futures contracts (for example, assume USDHO receives $5,000,000 for the sale of a Creation Basket and assume that the price of a Futures Contract for diesel-heating oil is $105,000 based on a price of $2.50 per gallon, then USDHO could only invest in 47 Futures Contracts with an aggregate value of $4,935,000). USDHO would be required to invest a percentage of the proceeds in cash, Treasuries or other liquid securities to be deposited as margin with the FCM through which the contracts were purchased. The remainder of the purchase price for the Creation Basket would remain invested in Treasuries, cash and/or cash equivalents or other liquid securities as determined by USCF from time to time based on factors such as potential calls for margin or anticipated redemptions. If the trading market for Futures Contracts is suspended or closed, USDHO may not be able to purchase these investments at the last reported price.

If daily changes in USDHO’s per unit NAV do not correlate with daily changes in the price of the Benchmark Futures Contract, then investing in USDHO may not be an effective way to hedge against diesel-heating oil-related losses or indirectly invest in diesel-heating oil.

The Benchmark Futures Contract may not correlate with the spot price of diesel-heating oil and this could cause changes in the price of the units to substantially vary from the changes in the spot price of diesel-heating oil. If this were to occur, then investors may not be able to effectively use USDHO as a way to hedge against diesel-heating oil-related losses or as a way to indirectly invest in diesel-heating oil. In addition, the price relationship between the near month contract and the next month contract that compose the Benchmark Futures Contract will vary and may impact both the total return over time of USDHO’s per unit NAV, as well as the degree to which its total return tracks other diesel-heating oil price indices’ total returns.

When using the Benchmark Futures Contract as a strategy to track the spot price of diesel-heating oil, at best the correlation between changes in prices of such Diesel-Heating Oil Interests and the spot price of diesel-heating oil can be only approximate. The degree of imperfection of correlation depends upon circumstances such as variations in the speculative diesel-heating oil market, supply of and demand for such Diesel-Heating Oil Interests and technical influences in oil futures trading. If there is a weak correlation between the Diesel-Heating Oil Interests and the spot price of diesel-heating oil, then even in situations where there is also tracking among the price of units, the per unit NAV of such units and Diesel-Heating Oil Interests, the price of units may not accurately track the spot price of diesel-heating oil and investors may not be able to effectively use USDHO as a way to hedge the risk of losses in their diesel-heating oil-related transactions or as a way to indirectly invest in diesel-heating oil.

Backwardation and contango may increase USDHO’s tracking error and/or negatively impact total return.

The design of USDHO’s Benchmark Futures Contract is such that every month it begins by using the near month contract to expire until the near month contract is within two weeks of expiration, when it transitions to the next month contract to expire. In the event of a diesel-heating oil futures market where near month contracts trade at a higher price than next month to expire contracts, a situation described as “backwardation” in the futures market, then absent the impact of the overall movement in diesel-heating oil prices the value of the benchmark contract would tend to rise as it approaches expiration. As a result, the total return of the Benchmark Futures Contract would tend to track higher. Conversely, in the event of a diesel-heating oil futures market where near month contracts trade at a lower price than next month contracts, a situation described as “contango” in the futures market, then absent the impact of the overall movement in diesel-heating oil prices the value of the benchmark contract would tend to decline as it approaches expiration. As a result the total return of the Benchmark Futures Contract would tend to track lower. When compared to total return of other price indices, such as the spot price of diesel-heating oil, the impact of backwardation and contango may lead the total return of USDHO’s per unit NAV to vary significantly. In the event of a prolonged period of contango, and absent the impact of rising or falling diesel-heating oil prices, this could have a significant negative impact on USDHO’s per unit NAV and total return. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K for a discussion of the potential effects of contango and backwardation.

USDHO may experience a loss if it is required to sell Treasuries at a price lower than the price at which they were acquired.

The value of Treasuries generally moves inversely with movements in interest rates. If USDHO is required to sell Treasuries at a price lower than the price at which they were acquired, USDHO will experience a loss. This loss may adversely impact the price of the units and may decrease the correlation among the price of units, the NAV of units, the price of the Benchmark Futures Contract and Other Diesel-Heating Oil-Related Investments, and the spot price of diesel-heating oil.

Certain of USDHO’s investments could be illiquid which could cause large losses to investors at any time or from time to time.

USDHO may not always be able to liquidate its positions in its investments at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as a foreign government taking political actions that disrupt the market in its currency, its diesel-heating oil production or exports, or in another major export, can also make it difficult to liquidate a position. Alternatively, limits imposed by futures exchanges or other regulatory organizations, such as accountability levels, position limits and daily price fluctuation limits, may contribute to a lack of liquidity with respect to some commodity interests.

Unexpected market illiquidity may cause major losses to investors at any time or from time to time. In addition, USDHO has not and does not intend at this time to establish a credit facility, which would provide an additional source of liquidity and instead relies only on the Treasuries, cash and/or cash equivalents that it holds. The anticipated large value of the positions in Futures Contracts that USCF will acquire or enter into for USDHO increases the risk of illiquidity. The Other Diesel-Heating Oil-Related Investments that USDHO invests in, such as negotiated over-the-counter contracts, may have a greater likelihood of being illiquid since they are contracts between two parties that take into account not only market risk, but also the relative credit, tax, and settlement risks under such contracts. Such contracts also have limited transferability that results from such risks and from the contract’s express limitations.

Because both Futures Contracts and Other Diesel-Heating Oil-Related Investments may be illiquid, USDHO’s Diesel-Heating Oil Interests may be more difficult to liquidate at favorable prices in periods of illiquid markets and losses may be incurred during the period in which positions are being liquidated.

If the nature of hedgers and speculators in futures markets has shifted such that diesel-heating oil purchasers are the predominant hedgers in the market, USDHO might have to reinvest at higher futures prices or choose Other Diesel-Heating Oil-Related Investments.

The changing nature of the hedgers and speculators in the diesel-heating oil market influences whether futures prices are above or below the expected future spot price. In order to induce speculators to take the corresponding long side of the same futures contract, diesel-heating oil producers must generally be willing to sell futures contracts at prices that are below expected future spot prices. Conversely, if the predominant hedgers in the futures market are the purchasers of the diesel-heating oil who purchase futures contracts to hedge against a rise in prices, then speculators will only take the short side of the futures contract if the futures price is greater than the expected future spot price of diesel-heating oil. This can have significant implications for USDHO when it is time to reinvest the proceeds from a maturing Futures Contract into a new Futures Contract.

While USDHO does not intend to take physical delivery of diesel-heating oil under its Futures Contracts, physical delivery under such contracts impacts the value of the contracts.

While it is not the current intention of USDHO to take physical delivery of diesel-heating oil under any of its Futures Contracts, futures contracts are not required to be cash-settled and it is possible to take delivery under some of these contracts. Storage costs associated with purchasing diesel-heating oil could result in costs and other liabilities that could impact the value of Futures Contracts or Other Diesel-Heating Oil-Related Investments. Storage costs include the time value of money invested in diesel-heating oil as a physical commodity plus the actual costs of storing the diesel-heating oil less any benefits from ownership of diesel-heating oil that are not obtained by the holder of a futures contract. In general, Futures Contracts have a one-month delay for contract delivery and the back month (the back month is any future delivery month other than the spot month) includes storage costs. To the extent that these storage costs change for diesel-heating oil while USDHO holds Futures Contracts or Other Diesel-Heating Oil-Related Investments, the value of the Futures Contracts or Other Diesel-Heating Oil-Related Investments, and therefore USDHO’s NAV, may change as well.

Regulation of the commodity interests and energy markets is extensive and constantly changing; future regulatory developments are impossible to predict but may significantly and adversely affect USDHO.

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

The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. In addition, various national governments outside of the United States have expressed concern regarding the disruptive effects of speculative trading in the energy markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on USDHO is impossible to predict, but it could be substantial and adverse.

For a more detailed discussion of the regulations to be imposed by the CFTC and the SEC and the potential impacts thereof on USDHO, please see “Item 1. Business – Regulation” in this annual report on Form 10-K.

Investing in USDHO for purposes of hedging may be subject to several risks including the possibility of losing the benefit of favorable market movement.

Participants in the diesel-heating oil or in other industries may use USDHO as a vehicle to hedge the risk of losses in their diesel-heating oil-related transactions. There are several risks in connection with using USDHO as a hedging device. While hedging can provide protection against an adverse movement in market prices, it can also preclude a hedger’s opportunity to benefit from a favorable market movement. In a hedging transaction, the hedger may be concerned that the hedged item will increase in price, but must recognize the risk that the price may instead decline and if this happens he will have lost his opportunity to profit from the change in price because the hedging transaction will result in a loss rather than a gain. Thus, the hedger foregoes the opportunity to profit from favorable price movements.

An investment in USDHO may provide little or no diversification benefits. Thus, in a declining market, USDHO may have no gains to offset losses from other investments, and an investor may suffer losses on an investment in USDHO while incurring losses with respect to other asset classes.

Historically, Futures Contracts and Other Diesel-Heating Oil-Related Investments have generally been non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is a low statistically valid relationship between the performance of futures and other commodity interest transactions, on the one hand, and stocks or bonds, on the other hand. However, there can be no assurance that such non-correlation will continue during future periods. If, contrary to historic patterns, USDHO’s performance were to move in the same general direction as the financial markets, investors will obtain little or no diversification benefits from an investment in the units. In such a case, USDHO may have no gains to offset losses from other investments, and investors may suffer losses on their investment in USDHO at the same time they incur losses with respect to other investments.

Variables such as drought, floods, weather, embargoes, tariffs and other political events may have a larger impact on diesel-heating oil prices and diesel-heating oil-linked instruments, including Futures Contracts and Other Diesel-Heating Oil-Related Investments, than on traditional securities. These additional variables may create additional investment risks that subject USDHO’s investments to greater volatility than investments in traditional securities.

Non-correlation should not be confused with negative correlation, where the performance of two asset classes would be opposite of each other. There is no historic evidence that the spot price of diesel-heating oil and prices of other financial assets, such as stocks and bonds, are negatively correlated. In the absence of negative correlation, USDHO cannot be expected to be automatically profitable during unfavorable periods for the stock market, or vice versa.

USDHO’s Operating Risks

USDHO is not a registered investment company so unitholders do not have the protections of the 1940 Act.

USDHO is not an investment company subject to the 1940 Act. Accordingly, investors do not have the protections afforded by that statute which, for example, requires investment companies to have a majority of disinterested directors and regulates the relationship between the investment company and its investment manager.

USCF is leanly staffed and relies heavily on key personnel to manage trading activities.

In managing and directing the day-to-day activities and affairs of USDHO, USCF relies heavily on Messrs. Howard Mah and John Hyland. If Messrs. Mah or Hyland were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of USDHO. Furthermore, Messrs. Mah and Hyland are currently involved in the management of the Related Public Funds. USCF has also filed registration statements to register units of USSF, UNGD, USGO and UAC, each a series of the United States Commodity Funds Trust I, and HARD, a series of the United States Currency Funds Trust. Mr. Mah is also employed by Ameristock Corporation, a registered investment adviser that until January 11, 2013, managed a public mutual fund. On January 11, 2013, Ameristock Mutual Fund, Inc. was reorganized with and into the Drexel Hamilton Centre American Equity Fund, a series of the Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds and its advisor, Drexel Hamilton Investment Partners, are not affiliated with USCF. After the consummation of the reorganization and liquidation, the Ameristock Corporation maintained its non-advisory assets. It is estimated that Mr. Mah will spend approximately 98% of his time on USDHO and Related Public Fund matters. Mr. Hyland will spend approximately 100% of his time on USDHO and Related Public Fund matters. To the extent that USCF establishes additional funds, even greater demands will be placed on Messrs. Mah and Hyland, as well as the other officers of USCF and its Board.

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

In late 2011, the CFTC adopted rules that impose new position limits on Referenced Contracts involving 28 energy, metals and agricultural commodities (the “Position Limit Rules”). The Position Limit Rules were scheduled to become effective on October 12, 2012. However, on September 28, 2012, the United States District Court for the District of Columbia vacated these regulations on the basis of ambiguities in the provisions of the CEA (as modified by the Dodd-Frank Act) upon which the regulations were based. In its September 28th decision, the court remanded the Position Limit Rules to the CFTC with instructions to use its expertise and experience to resolve the ambiguities in the statute. On November 15, 2012, the CFTC indicated that it will move forward with an appeal of the District Court’s decision to vacate the Position Limit Rules. At this time, it is not possible to predict how the CFTC’s appeal could affect USDHO, but it may be substantial and adverse. Furthermore, until such time as the appeal is resolved or, if applicable revisions to the Position Limit Rules are proposed and adopted, the regulatory architecture in effect prior to the enactment of the Position Limit Rules will govern transactions in commodities and related derivatives. Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, USDHO may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the vacated Position Limit Rules would have required the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. The CFTC is presently considering new aggregation rules, under a rulemaking proposal that is distinct from the Position Limit Rules. At this time, it is unclear how any modified aggregation rules may affect USDHO, but it may be substantial and adverse. By way of example, the aggregation rules in combination with any potential revised Position Limit Rules may negatively impact the ability of USDHO to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of USDHO.

All of these limits may potentially cause a tracking error between the price of the units and the price of the Benchmark Futures Contract. This may in turn prevent investors from being able to effectively use USDHO as a way to hedge against diesel-heating oil-related losses or as a way to indirectly invest in diesel-heating oil.

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

If USCF were to utilize a spread or straddle position and the spread performed differently than expected, the results could impact USDHO’s tracking error. This could affect USDHO’s investment objective of having its per unit NAV closely track the changes in the Benchmark Futures Contract. Additionally, a loss on a spread position would negatively impact USDHO’s absolute return. For a more detailed discussion regarding spreads and straddles, please see “Item 1. Business – Spreads and Straddles” in this annual report on Form 10-K.

USDHO and USCF may have conflicts of interest, which may permit them to favor their own interests to the detriment of unitholders.

USDHO and USCF may have inherent conflicts to the extent USCF attempts to maintain USDHO’s asset size in order to preserve its fee income and this may not always be consistent with USDHO’s objective of having the value of its units’ per unit NAV track the changes in the Benchmark Futures Contract. USCF’s officers, directors and employees do not devote their time exclusively to USDHO. These persons are directors, officers or employees of other entities that may compete with USDHO for their services. They could have a conflict between their responsibilities to USDHO and to those other entities.

In addition, USCF’s principals, officers, directors or employees may trade futures and related contracts for their own account. A conflict of interest may exist if their trades are in the same markets and at the same time as USDHO trades using the clearing broker to be used by USDHO. A potential conflict also may occur if USCF’s principals, officers, directors or employees trade their accounts more aggressively or take positions in their accounts which are opposite, or ahead of, the positions taken by USDHO.

USCF has sole current authority to manage the investments and operations of USDHO, and this may allow it to act in a way that furthers its own interests which may create a conflict with the best interests of investors. Limited partners have limited voting control, which will limit the ability to influence matters such as amendment of the LP Agreement, change in USDHO’s basic investment policy, dissolution of this fund, or the sale or distribution of USDHO’s assets.

USCF serves as the general partner to each of USDHO, USOF, USNG, US12OF, UGA, USSO, US12NG and USBO and the sponsor for USCI, CPER, USAG and USMI, and will serve as the sponsor for USSF, UNGD, USGO, UAC and HARD if such funds offer their securities to the public or begin operations. USCF may have a conflict to the extent that its trading decisions for USDHO may be influenced by the effect they would have on the other funds it manages. These trading decisions may be influenced since USCF also serves as the general partner or sponsor for all of the funds and is required to meet all of the funds’ investment objectives as well as USDHO’s. If USCF believes that a trading decision it made on behalf of USDHO might (i) impede its other funds from reaching their investment objectives, or (ii) improve the likelihood of meeting its other funds’ objectives, then USCF may choose to change its trading decision for USDHO, which could either impede or improve the opportunity for USDHO to meet its investment objective. In addition, USCF is required to indemnify the officers and directors of its other funds if the need for indemnification arises. This potential indemnification will cause USCF’s assets to decrease. If USCF’s other sources of income are not sufficient to compensate for the indemnification, then USCF may terminate and investors could lose their investment.

Unitholders may only vote on the removal of USCF and limited partners have only limited voting rights. Unitholders and limited partners will not participate in the management of USDHO and do not control USCF so they will not have influence over basic matters that affect USDHO. In addition, USDHO could terminate at any time and cause the liquidation and potential loss of an investor’s investment and could upset the overall maturity and timing of an investor’s investment portfolio.

Limited partners will have limited voting rights with respect to USDHO’s affairs. Unitholders must apply to become limited partners, and unitholders that have not applied to become limited partners have no voting rights, other than to remove USCF as the general partner of USDHO. Even then, unitholders may remove USCF only if 66 2/3% of the unitholders elect to do so. Unitholders and limited partners will not be permitted to participate in the management or control of USDHO or the conduct of its business. Unitholders and limited partners must therefore rely upon the duties and judgment of USCF to manage USDHO’s affairs.

USDHO may terminate at any time, regardless of whether USDHO has incurred losses, subject to the terms of the LP Agreement. In particular, unforeseen circumstances, including the death, adjudication of incompetence, bankruptcy, dissolution, or removal of USCF as the general partner of USDHO could cause USDHO to terminate unless a majority interest of the limited partners within 90 days of the event elects to continue the partnership and appoints a successor general partner, or the affirmative vote of a majority in interest of the limited partners subject to certain conditions. However, no level of losses will require USCF to terminate USDHO. USDHO’s termination would cause the liquidation and potential loss of an investor’s investment. Termination could also negatively affect the overall maturity and timing of an investor’s investment portfolio.

USCF may manage a large amount of assets and this could affect USDHO’s ability to trade profitably.

Increases in assets under management may affect trading decisions. In general, USCF does not intend to limit the amount of assets of USDHO that it may manage. The more assets USCF manages, the more difficult it may be for it to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance and of managing risk associated with larger positions.

Limited partners may have limited liability in certain circumstances, including potentially having liability for the return of wrongful distributions.

Under Delaware law, a limited partner might be held liable for USDHO’s obligations as if it were a general partner if the limited partner participates in the control of the partnership’s business and the persons who transact business with the partnership think the limited partner is the general partner.

A limited partner will not be liable for assessments in addition to its initial capital investment in any of USDHO’s capital securities representing units. However, a limited partner may be required to repay to USDHO any amounts wrongfully returned or distributed to it under some circumstances. Under Delaware law, USDHO may not make a distribution to limited partners if the distribution causes USDHO’s liabilities (other than liabilities to partners on account of their partnership interests and nonrecourse liabilities) to exceed the fair value of USDHO’s assets. Delaware law provides that a limited partner who receives such a distribution and knew at the time of the distribution that the distribution violated the law will be liable to the limited partnership for the amount of the distribution for three years from the date of the distribution.

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

USDHO does not expect to make cash distributions.

USDHO has not previously made any cash distributions and intends to re-invest any realized gains in additional Diesel-Heating Oil Interests rather than distributing cash to limited partners. Therefore, unlike mutual funds, commodity pools or other investment pools that actively manage their investments in an attempt to realize income and gains from their investing activities and distribute such income and gains to their investors, USDHO generally does not expect to distribute cash to limited partners. An investor should not invest in USDHO if it will need cash distributions from USDHO to pay taxes on its share of income and gains of USDHO, if any, or for any other reason. Although USDHO does not intend to make cash distributions, the income earned from its investments held directly or posted as margin may reach levels that merit distribution, e.g., at levels where such income is not necessary to support its underlying investments in Diesel-Heating Oil Interests and investors adversely react to being taxed on such income without receiving distributions that could be used to pay such tax. If this income becomes significant then cash distributions may be made.

There is a risk that USDHO will not earn trading gains sufficient to compensate for the fees and expenses that it must pay and as such USDHO may not earn any profit.

USDHO pays brokerage charges of approximately 0.07% of average total net assets based on FCM fees of $3.50 per buy or sell, management fees of 0.60% of NAV on its average total net assets, and over-the-counter spreads and extraordinary expenses (e.g., subsequent offering expenses, other expenses not in the ordinary course of business, including the indemnification of any person against liabilities and obligations to the extent permitted by law and required under the LP Agreement and under agreements entered into by USCF on USDHO’s behalf and the bringing and defending of actions at law or in equity and otherwise engaging in the conduct of litigation and the incurring of legal expenses and the settlement of claims and litigation) that cannot be quantified.

These fees and expenses must be paid in all cases regardless of whether USDHO’s activities are profitable. Accordingly, USDHO must earn trading gains sufficient to compensate for these fees and expenses before it can earn any profit.

If offerings of the units do not raise sufficient funds to pay USDHO’s future expenses and no other source of funding of expenses is found, USDHO may be forced to terminate and investors may lose all or part of their investment.

Prior to the offering of units that commenced on April 9, 2008, all of USDHO’s expenses were funded by USCF and its affiliates. These payments by USCF and its affiliates were designed to allow USDHO the ability to commence the public offering of its units. USDHO now directly pays certain of these fees and expenses. USCF will continue to pay other fees and expenses, as set forth in the LP Agreement. If USCF and USDHO are unable to raise sufficient funds to cover their expenses or locate any other source of funding, USDHO may be forced to terminate and investors may lose all or part of their investment.

USDHO may incur higher fees and expenses upon renewing existing or entering into new contractual relationships.

The clearing arrangements between the clearing brokers and USDHO generally are terminable by the clearing brokers once the clearing broker has given USDHO notice. Upon termination, USCF may be required to renegotiate or make other arrangements for obtaining similar services if USDHO intends to continue trading in Futures Contracts or Other Diesel-Heating Oil-Related Investments at its present level of capacity. The services of any clearing broker may not be available, or even if available, these services may not be available on the terms as favorable as those of the expired or terminated clearing arrangements.

USDHO may miss certain trading opportunities because it will not receive the benefit of the expertise of independent trading advisors.

USCF does not employ trading advisors for USDHO; however, it reserves the right to employ them in the future. The only advisor to USDHO is USCF. A lack of independent trading advisors may be disadvantageous to USDHO because it will not receive the benefit of a trading advisor’s expertise.

An unanticipated number of redemption requests during a short period of time could have an adverse effect on the NAV of USDHO.

If a substantial number of requests for redemption of Redemption Baskets are received by USDHO during a relatively short period of time, USDHO may not be able to satisfy the requests from USDHO’s assets not committed to trading. As a consequence, it could be necessary to liquidate positions in USDHO’s trading positions before the time that the trading strategies would otherwise dictate liquidation.

The financial markets are currently in a slow period of recovery and the financial markets are still relatively fragile.

Since 2008, the financial markets have experienced very difficult conditions and volatility as well as significant adverse trends. The conditions in these markets have resulted in a decrease in availability of corporate credit and liquidity and have led indirectly to the insolvency, closure or acquisition of a number of major financial institutions and have contributed to further consolidation within the financial services industry. In addition, the Administration and Congress have periodically been reaching impasses in passing a fiscal budget which could create long-term concerns regarding the credit of the United States and interest earned, as well as the United States Government’s ability to pay its obligations to holders of Treasuries. If low interest rates on Treasuries continues or if USDHO is not able to redeem its investments in Treasuries prior to maturity and the U.S. Government cannot pay its obligations, USDHO would be negatively impacted. In addition, USDHO might also be negatively impacted by its use of money market mutual funds to the extent those funds might themselves be using Treasuries. Although the financial markets saw signs of recovery beginning in late 2010 and 2011, economic growth in 2012 was slow and the financial markets are still fragile. A poor financial recovery could adversely affect the financial condition and results of operations of USDHO’s service providers and Authorized Purchasers, which would impact the ability of USCF to achieve USDHO’s investment objective.

The failure or bankruptcy of a clearing broker or USDHO’s Custodian could result in a substantial loss of USDHO’s assets and could impair USDHO in its ability to execute trades.

Under CFTC regulations, a clearing broker maintains customers’ assets in a bulk segregated account. If a clearing broker fails to do so, or even if the customers’ funds are segregated by the clearing broker but the clearing broker is unable to satisfy a substantial deficit in a customer account, the clearing broker’s other customers may be subject to risk of a substantial loss of their funds in the event of that clearing broker’s bankruptcy. In that event, the clearing broker’s customers, such as USDHO, are entitled to recover, even in respect of property specifically traceable to them, only a proportional share of all property available for distribution to all of that clearing broker’s customers. The bankruptcy of a clearing broker could result in the complete loss of USDHO’s assets posted with the clearing broker; though the majority of USDHO’s assets are held in Treasuries, cash and/or cash equivalents with the Custodian and would not be impacted by the bankruptcy of a clearing broker. USDHO also may be subject to the risk of the failure of, or delay in performance by, any exchanges and markets and their clearing organizations, if any, on which commodity interest contracts are traded.

In addition, to the extent USDHO’s clearing broker is required to post USDHO’s assets as margin to a clearinghouse, the margin will be maintained in an omnibus account containing the margin of all the clearing broker’s customers. If USDHO’s clearing broker defaults to a clearinghouse because of a default by one of the clearing broker’s other customers or otherwise, then the clearinghouse can look to all of the margin in the omnibus account, including margin posted by USDHO and any other non-defaulting customers of the clearing broker to satisfy the obligations of the clearing broker.

From time to time, the clearing brokers may be subject to legal or regulatory proceedings in the ordinary course of their business. A clearing broker’s involvement in costly or time-consuming legal proceedings may divert financial resources or personnel away from the clearing broker’s trading operations, which could impair the clearing broker’s ability to successfully execute and clear USDHO’s trades.

In addition, the majority of USDHO’s assets are held in Treasuries, cash and/or cash equivalents with the Custodian. The insolvency of the Custodian could result in a complete loss of USDHO’s assets held by that Custodian, which, at any given time, would likely comprise a substantial portion of USDHO’s total assets.

Third parties may infringe upon or otherwise violate intellectual property rights or assert that USCF has infringed or otherwise violated their intellectual property rights, which may result in significant costs and diverted attention.

Third parties may utilize USDHO’s intellectual property or technology, including the use of its business methods, trademarks and trading program software, without permission. USCF has a patent for USDHO’s business method and has registered its trademarks. USDHO does not currently have any proprietary software. However, if it obtains proprietary software in the future, then any unauthorized use of USDHO’s proprietary software and other technology could also adversely affect its competitive advantage. USDHO may not have adequate resources to implement procedures for monitoring unauthorized uses of its patents, trademarks, proprietary software and other technology. Also, third parties may independently develop business methods, trademarks or proprietary software and other technology similar to that of USCF or claim that USCF has violated their intellectual property rights, including their copyrights, trademark rights, trade names, trade secrets and patent rights. As a result, USCF may have to litigate in the future to protect its trade secrets, determine the validity and scope of other parties’ proprietary rights, defend itself against claims that it has infringed or otherwise violated other parties’ rights, or defend itself against claims that its rights are invalid. Any litigation of this type, even if USCF is successful and regardless of the merits, may result in significant costs, divert its resources from USDHO, or require it to change its proprietary software and other technology or enter into royalty or licensing agreements.

The success of USDHO depends on the ability of USCF to accurately implement trading systems, and any failure to do so could subject USDHO to losses on such transactions.

USCF uses mathematical formulas built into a generally available spreadsheet program to decide whether it should buy or sell Diesel-Heating Oil Interests each day. Specifically, USCF uses the spreadsheet to make mathematical calculations and to monitor positions in Diesel-Heating Oil Interests and Treasuries and correlations to the Benchmark Futures Contract. USCF must accurately process the spreadsheets’ outputs and execute the transactions called for by the formulas. In addition, USDHO relies on USCF to properly operate and maintain its computer and communications systems.

Extraordinary transaction volume, hardware or software failure, power or telecommunications failure, a natural disaster or other catastrophe could cause the computer systems to operate at an unacceptably slow speed or even fail. Any significant degradation or failure of the systems that USCF uses to gather and analyze information, enter orders, process data, monitor risk levels and otherwise engage in trading activities may result in substantial losses on transactions, liability to other parties, lost profit opportunities, damages to USCF’s and USDHO’s reputations, increased operational expenses and diversion of technical resources. Any failure, inaccuracy or delay in implementing any of the formulas or systems, including implementing upgrades and compatibility with the computer systems of third parties, and executing USDHO’s transactions could impair its ability to achieve USDHO’s investment objective. It could also result in decisions to undertake transactions based on inaccurate or incomplete information. This could cause substantial losses on transactions.

The occurrence of a terrorist attack, or the outbreak, continuation or expansion of war or other hostilities could disrupt USDHO’s trading activity and materially affect USDHO’s profitability.

The operations of USDHO, the exchanges, brokers and counterparties with which USDHO does business, and the markets in which USDHO does business could be severely disrupted in the event of a major terrorist attack or the outbreak, continuation or expansion of war or other hostilities. Global anti-terrorism initiatives, political unrest in the Middle East and Southeast Asia, as well as political hostility towards the United States continue to fuel this concern.

Risk of Leverage and Volatility

If USCF permits USDHO to become leveraged, investors could lose all or substantially all of their investment if USDHO’s trading positions suddenly turn unprofitable.

Commodity pools’ trading positions in futures contracts or other commodity interests are typically required to be secured by the deposit of margin funds that represent only a small percentage of a futures contract’s (or other commodity interests) entire market value. This feature permits commodity pools to “leverage” their assets by purchasing or selling futures contracts (or other commodity interests) with an aggregate value in excess of the commodity pool’s assets. While this leverage can increase the pool’s profits, relatively small adverse movements in the price of the pool’s futures contracts can cause significant losses to the pool. While USCF has not and does not currently intend to leverage USDHO’s assets, it is not prohibited from doing so under the LP Agreement or otherwise.

The price of diesel-heating oil is volatile which could cause large fluctuations in the price of units.

Movements in the price of diesel-heating oil may be the result of factors outside of USCF’s control and may not be anticipated by USCF. Among the factors that can cause volatility in the price of diesel-heating oil are:

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

Over-the-Counter Contract Risk

Currently, over-the-counter transactions are subject to changing regulation.

A portion of USDHO’s assets may be used to trade over-the-counter contracts, such as forward contracts or swap or spot contracts. Currently, over-the-counter contracts are typically contracts traded on a principal-to-principal basis through dealer markets that are dominated by major money center and investment banks and other institutions and that prior to the passage of the Dodd-Frank Act had been essentially unregulated by the CFTC. The markets for over-the-counter contracts have relied upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets.  To date, the forward markets have been largely unregulated, forward contracts have been executed bi-laterally and, in general, forward contracts have not been cleared or guaranteed by a third party. On November 16, 2012, the Secretary of the Treasury issued a final determination that exempts both foreign exchange swaps and foreign exchange forwards from the definition of “swap” and, by extension, additional regulatory requirements (such as clearing and margin). The final determination does not extend to other foreign exchange derivatives, such as foreign exchange options, currency swaps, and non-deliverable forwards. While the Dodd-Frank Act and certain regulations adopted thereunder are intended to provide additional protections to participants in the over-the-counter market, the current regulation of the over-the-counter contracts could expose USDHO in certain circumstances to significant losses in the event of trading abuses or financial failure by participants. On November 28, 2012, the CFTC issued its final clearing determination requiring that certain credit default swaps and interest rate swaps be cleared by registered DCOs. This is the CFTC’s first clearing determination under the Dodd-Frank Act and became effective on February 13, 2013. Determination on other types of swaps are expected in the future, and, when finalized, could require USDHO to cenrally clear certain over-the-counter instruments presented entered into and settled on a bi-lateral basis. See “Item 1. Business – Regulation” for a discussion of how the over-the-counter market will be subject to much more extensive CFTC oversight and regulation after the implementation of the Dodd-Frank Act.

USDHO will be subject to credit risk with respect to counterparties to uncleared over-the-counter contracts entered into by USDHO or held by special purpose or structured vehicles.

Historically, over-the-counter contracts were not sent to a clearing house for central clearing. Provisions of the Dodd-Frank Act require the mandatory use of clearing house mechanisms for sufficiently standardized (as determined by the CFTC) swaps executed in the over-the-counter markets. On November 28, 2012, the CFTC issued its final clearing determination requiring that certain credit default swaps and interest rate swaps be cleared by registered derivatives clearing organizations (DCOs). This is the CFTC’s first clearing determination under the Dodd-Frank Act and became effective February 11, 2013. On March 11, 2013, “swap dealers,” “major swap participants,” and certain active funds will be required to clear certain credit default swaps and interest rate swaps. Determination on other types of swaps are expected in the future and, when finalized, could require USDHO to centrally clear certain over-the-counter instruments presently settled on a bi-lateral basis.

For over-the-counter contracts that are not cleared, USDHO faces the risk of non-performance by the counterparties to those contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. A counterparty may not be able to meet its obligations to USDHO, in which case USDHO could suffer significant losses on these contracts.

If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, USDHO may experience significant delays in obtaining any recovery in a bankruptcy or other reorganization proceeding. USDHO may obtain only limited recovery or may obtain no recovery in such circumstances.

USDHO may be subject to liquidity risk with respect to its over-the-counter contracts.

Over-the-counter contracts are less marketable because they are not traded on an exchange, do not have uniform terms and conditions, and are entered into based upon the creditworthiness of the parties and the availability of credit support, such as collateral, and in general, they are not transferable without the consent of the counterparty. These conditions make such contracts less liquid than standardized futures contracts traded on a commodities exchange and could adversely impact USDHO’s ability to realize the full value of such contracts. In addition, even if collateral is used to reduce counterparty credit risk, sudden changes in the value of over-the-counter transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

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

The Dodd-Frank Act requires the CFTC and SEC to establish “both initial and variation margin requirements on all swaps that are not cleared by a registered clearing organization” (i.e., uncleared swaps). In addition, the Dodd-Frank Act provides parties who post initial margin to a swap dealer or major swap participant with a statutory right to insist that such margin be held in a segregated account with an independent custodian. At this time, the CFTC has proposed a rule addressing this statutory right of certain market participants but has not yet implemented any final rules. On November 16, 2012, the Secretary of the Treasury issued a final determination that exempts both foreign exchange swaps and foreign exchange forwards from the definition of “swap” and, by extension, additional regulatory requirements (such as clearing and margin).

Risk of Trading in International Markets

Trading in international markets could expose USDHO to credit and regulatory risk.

USDHO invests primarily in Futures Contracts, a significant portion of which are traded on United States exchanges, including the NYMEX. However, a portion of USDHO’s trades may take place on markets and exchanges outside the United States. Some non-U.S. markets present risks because they are not subject to the same degree of regulation as their U.S. counterparts. The CFTC, NFA and the domestic exchanges have little, if any, regulatory authority over the activities of any foreign boards of trade or exchanges, including the execution, delivery and clearing of transactions, and have little, if any, power to compel enforcement of the rules of a foreign board of trade or exchange or of any applicable non-U.S. laws. Similarly, the rights of market participants, such as USDHO, in the event of the insolvency or bankruptcy of a non-U.S. market or broker are also likely to be more limited than in the case of U.S. markets or brokers. As a result, in these markets, USDHO has less legal and regulatory protection than it does when it trades domestically.

In some of these non-U.S. markets, the performance on a contract is the responsibility of the counterparty and is not backed by an exchange or clearing corporation and therefore exposes USDHO to credit risk. Trading in non-U.S. markets also leaves USDHO susceptible to swings in the value of the local currency against the U.S. dollar. Additionally, trading on non-U.S. exchanges is subject to the risks presented by exchange controls, expropriation, increased tax burdens and exposure to local economic declines and political instability. An adverse development with respect to any of these variables could reduce the profit or increase the loss earned on trades in the affected international markets.

International trading activities subject USDHO to foreign exchange risk.

The price of any non-U.S. commodity interest and, therefore, the potential profit and loss on such investment, may be affected by any variance in the foreign exchange rate between the time the order is placed and the time it is liquidated, offset or exercised. As a result, changes in the value of the local currency relative to the U.S. dollar may cause losses to USDHO even if the contract traded is profitable.

International trading activities subject USDHO to foreign exchange risk.

The price of any non-U.S. commodity interest and, therefore, the potential profit and loss on such investment, may be affected by any variance in the foreign exchange rate between the time the order is placed and the time it is liquidated, offset or exercised. As a result, changes in the value of the local currency relative to the U.S. dollar may cause losses to USDHO even if the contract traded is profitable.

USDHO’s international trading could expose it to losses resulting from non-U.S. exchanges that are less developed or less reliable than United States exchanges.

Some non-U.S. exchanges may be in a more developmental stage so that prior price histories may not be indicative of current price dynamics. In addition, USDHO may not have the same access to certain positions on foreign trading exchanges as do local traders, and the historical market data on which USCF bases its strategies may not be as reliable or accessible as it is for U.S. exchanges.

Tax Risk

An investor’s tax liability may exceed the amount of distributions, if any, on its units.

Cash or property will be distributed at the sole discretion of USCF. USCF has not and does not currently intend to make cash or other distributions with respect to units. Investors will be required to pay U.S. federal income tax and, in some cases, state, local or foreign income tax, on their allocable share of USDHO’s taxable income, without regard to whether they receive distributions or the amount of any distributions. Therefore, the tax liability of an investor with respect to its units may exceed the amount of cash or value of property (if any) distributed.

An investor’s allocable share of taxable income or loss may differ from its economic income or loss on its units.

Due to the application of the assumptions and conventions applied by USDHO in making allocations for tax purposes and other factors, an investor’s allocable share of USDHO’s income, gain, deduction or loss may be different than its economic profit or loss from its units for a taxable year. This difference could be temporary or permanent and, if permanent, could result in it being taxed on amounts in excess of its economic income.

Items of income, gain, deduction, loss and credit with respect to units could be reallocated if the IRS does not accept the assumptions and conventions applied by USDHO in allocating those items, with potential adverse consequences for an investor.

The U.S. tax rules pertaining to partnerships are complex and their application to large, publicly traded partnerships such as USDHO is in many respects uncertain. USDHO applies certain assumptions and conventions in an attempt to comply with the intent of the applicable rules and to report taxable income, gains, deductions, losses and credits in a manner that properly reflects unitholders’ economic gains and losses. These assumptions and conventions may not fully comply with all aspects of the Internal Revenue Code (the “Code”) and applicable Treasury Regulations, however, and it is possible that the U.S. Internal Revenue Service, will successfully challenge USDHO’s allocation methods and require USDHO to reallocate items of income, gain, deduction, loss or credit in a manner that adversely affects investors. If this occurs, investors may be required to file an amended tax return and to pay additional taxes plus deficiency interest.

USDHO could be treated as a corporation for federal income tax purposes, which may substantially reduce the value of the units.

USDHO has received an opinion of counsel that, under current U.S. federal income tax laws, USDHO will be treated as a partnership that is not taxable as a corporation for U.S. federal income tax purposes, provided that: (i) at least 90 percent of USDHO’s annual gross income consists of “qualifying income” as defined in the Code, (ii) USDHO is organized and operated in accordance with its governing agreements and applicable law and (iii) USDHO does not elect to be taxed as a corporation for federal income tax purposes. Although USCF anticipates that USDHO has satisfied and will continue to satisfy the “qualifying income” requirement for all of its taxable years, that result cannot be assured. USDHO has not requested and will not request any ruling from the IRS with respect to its classification as a partnership not taxable as a corporation for federal income tax purposes. If the IRS were to successfully assert that USDHO is taxable as a corporation for federal income tax purposes in any taxable year, rather than passing through its income, gains, losses and deductions proportionately to unitholders, USDHO would be subject to tax on its net income for the year at corporate tax rates. In addition, although USCF does not currently intend to make distributions with respect to units, any distributions would be taxable to unitholders as dividend income. Taxation of USDHO as a corporation could materially reduce the after-tax return on an investment in units and could substantially reduce the value of the units.

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

In addition to federal income taxes, unitholders may be subject to other taxes, such as state and local income taxes, unincorporated business taxes, business franchise taxes and estate, inheritance or intangible taxes that may be imposed by the various jurisdictions in which USDHO does business or owns property or where the unitholders reside. Although an analysis of those various taxes is not presented here, each prospective unitholder should consider their potential impact on its investment in USDHO. It is each unitholder’s responsibility to file the appropriate U.S. federal, state, local and foreign tax returns.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Not applicable.

Item 3.	Legal Proceedings.

Although USDHO may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise, USDHO is currently not a party to any pending material legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Units

USDHO’s units have traded on the NYSE Arca under the symbol “UHN” since November 25, 2008. Prior to trading on the NYSE Arca, USDHO’s units traded on the AMEX under the symbol “UHN” since its initial public offering on April 9, 2008. The following table sets forth the range of reported high and low sales prices of the units as reported on the NYSE Arca, as applicable, for the periods indicated below.

	High	Low
Fiscal year 2012
First quarter	$37.43	$33.73
Second quarter	$36.67	$28.34
Third quarter	$36.12	$29.92
Fourth quarter	$35.85	$32.24

	High	Low
Fiscal year 2011
First quarter	$36.12	$29.33
Second quarter	$37.90	$31.95
Third quarter	$35.91	$31.51
Fourth quarter	$36.11	$30.91

As of December 31, 2012, USDHO had approximately 666 holders of units.

Dividends

USDHO has not made and does not currently intend to make cash distributions to its unitholders.

Issuer Purchases of Equity Securities

USDHO does not purchase units directly from its unitholders; however, in connection with its redemption of baskets held by Authorized Purchasers, USDHO redeemed 2 baskets (comprising 100,000 units) during the year ended December 31, 2012.

Item 6.	Selected Financial Data.

Financial Highlights (for the years ended December 31, 2012, 2011, 2010, 2009 and 2008)

(Dollar amounts in 000’s except for per unit information)

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008*
Total assets	$6,858	$9,985	$12,135	$16,761	$4,491
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$199	$1,113	$511	$2,002	$(5,575)
Net income (loss)	$130	$1,043	$428	$1,943	$(5,491)
Weighted-average limited partnership units	239,071	260,274	417,260	384,384	242,697
Net income (loss) per unit	$0.98	$2.97	$2.28	$5.60	$(28.06)
Net income (loss) per weighted average unit	$0.54	$4.01	$1.03	$5.06	$(22.62)
Cash and cash equivalents at end of year	$5,939	$8,630	$10,406	$13,522	$2,930

*	The commencement of operations of USDHO was April 9, 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and the notes thereto of USDHO included elsewhere in this annual report on Form 10-K.

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

USDHO has based the forward-looking statements included in this annual report on Form 10-K on information available to it on the date of this annual report on Form 10-K, and USDHO assumes no obligation to update any such forward-looking statements. Although USDHO undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that USDHO may make directly to them or through reports that USDHO in the future files with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

USDHO seeks to achieve its investment objective by investing in a combination of Futures Contracts and Other Diesel-Heating Oil-Related Investments such that changes in its per unit NAV, measured in percentage terms, will closely track the changes in the price of the Benchmark Futures Contract, also measured in percentage terms. USCF believes the daily changes in the price of the Benchmark Futures Contract have historically exhibited a close correlation with the daily changes in the spot price of diesel-heating oil. It is not the intent of USDHO to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of diesel-heating oil or any particular futures contract based on diesel-heating oil.

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law, as exemplified by the various discussions of the Dodd-Frank Act. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the CFTC, the NFA, the SEC, the futures exchanges, clearing organizations and other regulatory bodies. Pending final resolution of all applicable regulatory requirements, some specific examples of how the new Dodd-Frank Act provisions and rules adopted thereunder could impact USDHO are discussed in “Item 1. Business” and “Item 1A. Risk Factors” in this annual report on Form 10-K.

Price Movements

Diesel-heating oil futures prices were volatile during the year ended December 31, 2012 with a general upward trend through the year ended December 31, 2012. The price of the Benchmark Futures Contract started the year at $2.914 per gallon.  It hit a peak on February 24, 2012 at a price of $3.313 per gallon. The low of the year was on June 21, 2012, when the price dropped to $2.523 per gallon. The year ended with the Benchmark Futures Contract at $3.032 per gallon, an increase of approximately 4.04% over the year. USDHO’s per unit NAV began the year at $32.79 and reached its high for the year on February 24, 2012 at $37.49. USDHO’s per unit NAV reached its low for the year on June 21, 2012 at $28.27. USDHO’s per unit NAV on December 31, 2012 was $33.77, up approximately 2.99% for the year. The Benchmark Futures Contract prices listed above began with the February 2012 contract and ended with the February 2013 contract. The return of approximately 4.04% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that USDHO seeks to track, which are more fully described below in the section titled “Tracking USDHO’s Benchmark.”

During the year ended December 31, 2012, the diesel-heating oil futures market was in a state of contango for the majority of the year, with notable exceptions in late September through October 2012 and again in late December 2012, meaning that the price of the near month Futures Contract was typically lower than the price of the next month Futures Contract, or contracts further away from expiration. A backwardation market is one in which the price of the near month diesel-heating oil futures contract is higher than the price of the next month diesel-heating oil futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Diesel-Heating Oil Futures Prices and the Impact on Total Returns” below.

Valuation of Futures Contracts and the Computation of the NAV

The NAV of USDHO’s units is calculated once each NYSE Arca trading day. The per unit NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. The Administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other USDHO investments, including ICE Futures contracts or other futures contracts, as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time.

Results of Operations and the Diesel-Heating Oil Market

Results of Operations. On April 9, 2008, USDHO listed its units on the AMEX under the ticker symbol “UHN.” On that day, USDHO established its initial offering price at $50.00 per unit and issued 200,000 units to the initial authorized purchaser, Merrill Lynch Professional Clearing Group., in exchange for $10,000,000 in cash. As a result of the acquisition of the AMEX by NYSE Euronext, USDHO’s units no longer trade on the AMEX and commenced trading on the NYSE Arca on November 25, 2008.

Since its initial offering of 10,000,000 units, USDHO has registered one subsequent offering of its units: 50,000,000 units which were registered with the SEC on April 30, 2010. Units offered by USDHO in the subsequent offering were sold by it for cash at the units’ per unit NAV as described in the applicable prospectus. As of December 31, 2012, USDHO had issued 1,000,000 units, 200,000 of which were outstanding. As of December 31, 2012, there were 59,000,000 units registered but not yet issued.

More units may have been issued by USDHO than are outstanding due to the redemption of units. Unlike funds that are registered under the 1940 Act, units that have been redeemed by USDHO cannot be resold by USDHO. As a result, USDHO contemplates that additional offerings of its units will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of December 31, 2012, USDHO had the following authorized purchasers: Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse USA LLC, Deutsche Bank Securities Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., NewEdge USA LLC, Nomura Securities International Inc., RBC Capital Markets Corporation, SG Americas Securities LLC and Virtu Financial Capital Markets.

For the Year Ended December 31, 2012 Compared to the Years Ended December 31, 2011 and 2010

As of December 31, 2012, the total unrealized gain on Futures Contracts owned or held on that day was $173,628, and USDHO established cash deposits and investments in Treasuries and money market funds that were equal to $6,372,583. USDHO held 93.19% of its cash assets in overnight deposits and investments in money market funds at the Custodian, while 6.81% of the cash balance was held as margin deposits for Futures Contracts purchased. The ending per unit NAV on December 31, 2012 was $33.77.

By comparison, as of December 31, 2011, the total unrealized gain on Futures Contracts owned or held on that day was $348,096 and USDHO established cash deposits and investments in Treasuries and money market funds that were equal to $9,273,987. USDHO held 93.05% of its cash assets in overnight deposits and investments in money market funds at the Custodian, while 6.95% of the cash balance was held as margin deposits for the Futures Contracts purchased. The decrease in cash assets in overnight deposits and investments in Treasuries and money market funds for December 31, 2012, as compared to December 31, 2011, was the result of USDHO’s smaller size during the year ended December 31, 2012 as measured by total net assets. The ending per unit NAV on December 31, 2011 was $32.79. The increase in the per unit NAV for December 31, 2012, as compared to December 31, 2011, was primarily a result of the increase in the price of the Benchmark Futures Contract between the year ended December 31, 2011 and the year ended December 31, 2012.

By comparison, as of December 31, 2010, the total unrealized gain on Futures Contracts owned or held on that day was $267,658 and USDHO established cash deposits and investments in money market funds that were equal to $11,445,529. USDHO held 90.91% of its cash assets in overnight deposits and investments in money market funds at the Custodian, while 9.09% of the cash balance was held as margin deposits for the Futures Contracts purchased. The decrease in cash assets in overnight deposits and investments in Treasuries and money market funds for December 31, 2011, as compared to December 31, 2010, was the result of USDHO’s smaller size during the year ended December 31, 2011 as measured by total net assets. The ending per unit NAV on December 31, 2010 was $29.82. The increase in the per unit NAV for December 31, 2011, as compared to December 31, 2010, was primarily a result of higher prices for diesel-heating oil and the related increase in the value of the Futures Contracts that USDHO had invested in between the year ended December 31, 2010 and the year ended December 31, 2011.

Portfolio Expenses. USDHO’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that USDHO pays to USCF is calculated as a percentage of the total net assets of USDHO. USDHO pays USCF a management fee of 0.60% of its average net assets. The fee is accrued daily and paid monthly.

During the year ended December 31, 2012, the average total net assets of USDHO were $8,156,198. The management fee incurred by USDHO during the year amounted to $48,937. By comparison, during the year ended December 31, 2011, the average total net assets of USDHO were $8,800,419. The management fee paid by USDHO during the year amounted to $52,803. By comparison, during the year ended December 31, 2010, the average total net assets of USDHO were $11,126,672. The management fee paid by USDHO during the year amounted to $66,760.

In addition to the management fee, USDHO pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for the year ended December 31, 2012 was $115,494, as compared to $158,465 for the year ended December 31, 2011 and $216,692 for the year ended December 31, 2010. The decrease in gross total expenses excluding management fees for the year ended December 31, 2012, as compared to the years ended December 31, 2011 and 2010 was primarily due to decreased tax reporting, audit, licensing and other fees during the year ended December 31, 2012. For the year ended December 31, 2012, USDHO incurred $7,320 in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the years ended December 31, 2011 and 2010, USDHO incurred $7,300 and $1,571, respectively, in ongoing registration fees and other expenses relating to the registration and offering of additional units. The increase in registration fees and expenses incurred by USDHO for the year ended December 31, 2012, as compared to the years ended December 31, 2011 and 2010, was due to one extra day in the reporting period ended December 31, 2012, and as compared to the year ended December 31, 2010, was due to an increase in the amortization rate for registration expenses. During the years ended December 31, 2012, 2011 and 2010, an expense waiver was in effect which offset certain of the expenses incurred by USDHO. The total amount of the expense waiver was $87,974 for the year ended December 31, 2012, $132,085 for the year ended December 31, 2011 and $182,968 for the year ended December 31, 2010. For the years ended December 31, 2012, 2011 and 2010, the expenses of USDHO, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $164,431, $211,268 and $283,452, respectively, and after allowance for the expense waiver totaled, $76,457, $79,183 and $100,484, respectively.

USDHO is responsible for paying its portion of the directors’ and officers’ liability insurance of USDHO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USDHO and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. USDHO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2012 amounted to a total of $540,586 for USDHO and the Related Public Funds. USDHO’s portion of such fees and expenses for the year ended December 31, 2012 was $1,514. By comparison, for the year ended December 31, 2011 the fees and expenses amounted to a total of $607,582 for USDHO and the Related Public Funds. USDHO’s portion of such fees and expenses for the year ended December 31, 2011 was $1,383. The decrease in directors’ fees and expenses for the year ended December 31, 2012, as compared to the years ended December 31, 2011 was primarily due to the non-incurrence of the independent directors’ deferred compensation expense for the year ended December 31, 2012, which was amortized during the years ended December 31, 2011 and 2010. By comparison, for the year ended December 31, 2010, these fees and expenses amounted and $1,107,140 for USDHO and the Related Public Funds, except USCI, CPER, USAG and USMI. USDHO’s portion of such fees and expenses was $2,864 for the year ended December 31, 2010. The decrease in directors’ fees and expenses for the year ended December 31, 2011, as compared to the year ended December 31, 2010 was primarily due to the non-incurrence of the independent directors’ deferred compensation expense for the year ended December 31, 2011, the majority of which was amortized in the year ended December 31, 2010. Effective as of April 1, 2010, USDHO became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF, USDHO and the Related Public Funds.

USDHO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Diesel-Heating Oil-Related Investments or Treasuries. During the year ended December 31, 2012, total commissions accrued to brokers amounted to $5,226. Of this amount, approximately $5,128 was a result of rebalancing costs and approximately $86 was the result of trades necessitated by creation and redemption activity. By comparison, during the year ended December 31, 2011 total commissions accrued to brokers amounted to $5,568. Of this amount, approximately $5,629 was a result of rebalancing costs and approximately $272 was the result of trades necessitated by creation and redemption activity. By comparison, during the year ended December 31, 2010, total commissions accrued to brokers amounted to $9,950. Of this amount, approximately $9,555 was a result of rebalancing costs and approximately $395 was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the year ended December 31, 2012, as compared to the year ended December 31, 2011 was primarily due to fewer Futures Contracts held and traded as well as reduced creation and redemption activity during the year ended December 31, 2012.  The decrease in total commissions accrued to brokers for the year ended December 31, 2011 as compared to the year ended December 31, 2010 was primarily a function of fewer Futures Contracts traded due to USDHO’s smaller size and fewer creations and redemptions during the year ended December 31, 2011. The decrease in assets during the year ended December 31, 2011 required USDHO to purchase fewer Futures Contracts and incur a smaller amount of brokerage commissions. As an annualized percentage of average daily total net assets, the figure for the year ended December 31, 2012 represents approximately 0.07% of average daily total net assets. By comparison, the figure for the year ended December 31, 2011 represented approximately 0.06% of average daily total net assets and the figure for the year ended December 31, 2010 represented approximately 0.09% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USDHO’s audit expenses and tax accounting and reporting requirements are paid by USDHO. These costs are estimated to be $50,000 for the year ended December 31, 2012. USCF has voluntarily agreed to pay certain expenses typically borne by USDHO to the extent that such expenses exceeded 0.15% (15 basis points) of USDHO’s NAV, on an annualized basis, through at least June 30, 2013. USCF has no obligation to continue such payments into subsequent periods. For the year ended December 31, 2012, USCF waived $87,974 of USDHO’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 8 of this annual report on Form 10-K.

Dividend and Interest Income. USDHO seeks to invest its assets such that it holds Futures Contracts and Other Diesel-Heating Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USDHO to pay the full amount of the contract value at the time of purchase, but rather require USDHO to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USDHO retains an amount that is approximately equal to its total net assets, which USDHO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with USDHO’s Custodian. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the year ended December 31, 2012, USDHO earned $2,410 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USDHO’s average total net assets, this was equivalent to an annualized yield of approximately 0.03%. USDHO purchased Treasuries during the year ended December 31, 2012 and also held cash and/or cash equivalents during this time period. By comparison, for the years ended December 31, 2011 and 2010, USDHO earned $1,838 and $4,212, respectively, in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USDHO’s average total net assets, this was equivalent to an annualized yield of approximately 0.02% and 0.04%, respectively. USDHO purchased Treasuries during the year ended December 31, 2011 and also held cash and/or cash equivalents during this time period. By comparison, USDHO did not purchase Treasuries during the year ended December 31, 2010 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were higher during the year ended December 31, 2012 compared to the year ended December 31, 2011 and lower as compared to the year ended December 31, 2010. As a result, the amount of income earned by USDHO as a percentage of average daily total net assets was higher during the year ended December 31, 2012 compared to the years ended December 31, 2011 and lower as compared to the year ended December 31, 2010.

For the Three Months Ended December 31, 2012 Compared to the Three Months Ended December 31, 2011 and 2010

Portfolio Expenses. During the three months ended December 31, 2012, the average daily total net assets of USDHO were $6,801,311. The management fee incurred by USDHO during the period amounted to $10,258. By comparison, during the three months ended December 31, 2011, the average daily total net assets of USDHO were $8,016,105. The management fee incurred by USDHO during the period amounted to $12,123. By comparison, during the three months ended December 31, 2010, the average daily total net assets of USDHO were $9,787,332. The management fee paid by USDHO during the period amounted to $14,802.

In addition to the management fee, USDHO pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for the three months ended December 31, 2012 was $35,879 as compared to $3,810 for the three months ended December 31, 2011 and $44,169 for the three months ended December 31, 2010. The increase in gross total expenses excluding management fees for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011 was primarily due to increased tax reporting, audit, licensing and other fees during the three months ended December 31, 2012. The decrease in gross total expenses excluding management fees for the three months ended December 31, 2011, as compared to the three months ended December 31, 2010 was primarily due to the relative size of USHO and activity that resulted from its decreased size, including decreased brokerage fees, decreased licensing fees and decreased tax reporting costs during the three months ended December 31, 2011. The decrease in gross total expenses excluding management fees was especially impacted by a lower revised estimate for tax reporting costs for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010. For the three months ended December 31, 2012, USDHO incurred $1,840 in ongoing registration fees and other expenses relating to the registration and offering of additional units, and incurred the same amount in ongoing registration fees and other expenses related to the registration and offering of additional units for the three months ended December 31, 2011. By comparison, for the three months ended December 31, 2010, USDHO incurred $368 in ongoing registration fees and other expenses relating to the registration and offering of additional units.  The increase in registration fees and expenses incurred by USDHO for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010 was primarily due to an increase in creation and redemption activity during the three months ended December 31, 2011. During the three months ended December 31, 2012, 2011 and 2010, an expense waiver was in effect which offset certain of the expenses incurred by USDHO. The total amount of the expense waiver was $29,496 during the three months ended December 31, 2012. During the three months ended December 31, 2011, USDHO’s expenses did not exceed 0.15% (15 basis points) of its NAV; therefore, no expenses were waived by USCF. During the three months ended December 31, 2010, the total amount of the expense waiver was $36,988. For the three months ended December 31, 2012 and 2010, the expenses of USDHO, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $46,137 and $58,971, respectively, and after allowance for the expense waiver, totaled $16,641 and $21,983, respectively.

USDHO is responsible for paying its portion of the directors’ and officers’ liability insurance of USDHO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USDHO and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. USDHO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2012 amounted to a total of $540,586 for USDHO and the Related Public Funds. USDHO’s portion of such fees and expenses for the year ended December 31, 2012 was $1,514.

USDHO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Diesel-Heating Oil-Related Investments or Treasuries. During the three months ended December 31, 2012, total commissions accrued to brokers amounted to $1,056, approximately all of which was a result of rebalancing costs. By comparison, during the three months ended December 31, 2011 total commissions accrued to brokers amounted to $1,328. Of this amount, approximately $1,238 was a result of rebalancing costs and approximately $90 was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended December 31, 2010 total commissions accrued to brokers amounted to $2,027. Of this amount, $1,934 was a result of rebalancing costs and approximately $93 was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011 was primarily due to fewer Futures Contracts held and traded during the three months ended December 31, 202. The decrease in total commissions accrued to brokers for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010 was primarily a function of fewer Futures Contracts traded due to USDHO’s smaller size during the three months ended December 31, 2011. As an annualized percentage of average daily total net assets, the figure for the three months ended December 31, 2012 represents approximately 0.06% of average daily total net assets. By comparison, the figure for the three months ended December 31, 2011 and 2010 represented approximately 0.07% and 0.08%, respectively of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USDHO’s audit expenses and tax accounting and reporting requirements are paid by USDHO. These costs are estimated to be $50,000 for the year ending December 31, 2012. USCF has voluntarily agreed to pay certain expenses normally borne by USDHO to the extent that such expenses exceed 0.15% (15 basis points) of USDHO’s NAV, on an annualized basis, through at least June 30, 2013. USCF has no obligation to continue such payments into subsequent periods. For the three months ended December 31, 2012, USCF waived $29,496 of USDHO’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 8 of this annual report on Form 10-K.

Dividend and Interest Income. USDHO seeks to invest its assets such that it holds Futures Contracts and Other Diesel-Heating Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USDHO to pay the full amount of the contract value at the time of purchase, but rather require USDHO to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USDHO retains an amount that is approximately equal to its total net assets, which USDHO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with USDHO’s Custodian. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended December 31, 2012, USDHO earned $567 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USDHO’s average total net assets, this was equivalent to an annualized yield of approximately 0.03%. USDHO purchased Treasuries during the three months ended December 31, 2012 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended December 31, 2011 and 2010, USDHO earned $495 and $1,158, respectively, in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USDHO’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.02% and 0.05%. USDHO purchased Treasuries during the three months ended December 31, 2011 and also held cash and/or cash equivalents during this time period. USDHO did not purchase Treasuries during the three months ended December 31, 2010 and held only cash and/or cash equivalents during these time periods. Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were higher during the three months ended December 31, 2012, compared to the three months ended December 31, 2011 and lower compared to the three months ended December 31, 2010. As a result, the amount of income earned by USDHO as a percentage of average daily total net assets was higher during the three months ended December 31, 2012, compared to the three months ended December 31, 2011 and lower compared to the three months ended December 31, 2010.

Tracking USDHO’s Benchmark. USCF seeks to manage USDHO’s portfolio such that changes in its average daily per unit NAV, on a percentage basis, closely track the changes in the average daily price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in USDHO’s per unit NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-valuation day time period was 0.5% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per unit NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). USDHO’s portfolio management goals do not include trying to make the nominal price of USDHO’s per unit NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for diesel-heating oil. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Futures Contracts.

For the 30 valuation days ended December 31, 2012, the simple average daily change in the Benchmark Futures Contract was 0.065%, while the simple average daily change in the per unit NAV of USDHO over the same time period was 0.061%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per unit NAV was 0.073%, meaning that over this time period USDHO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USDHO’s per unit NAV versus the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended December 31, 2012. The second chart below shows the monthly total returns of USDHO as compared to the monthly value of the Benchmark Futures Contract since inception.

Since the commencement of the offering of USDHO’s units to the public on April 9, 2008 to December 31, 2012, the simple average daily change in the Benchmark Futures Contract was (0.007)%, while the simple average daily change in the per unit NAV of USDHO over the same time period was (0.010)%. The average daily difference was 0.002% (or 0.2 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per unit NAV was 0.814%, meaning that over this time period USDHO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the year ended December 31, 2012, the actual total return of USDHO as measured by changes in its per unit NAV was 2.99%. This is based on an initial per unit NAV of $32.79 on December 31, 2011 and an ending per unit NAV as of December 31, 2012 of $33.77.  During this time period, USDHO made no distributions to its unitholders.  However, if USDHO’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, USDHO would have had an estimated per unit NAV of $34.08 as of December 31, 2012, for a total return over the relevant time period of 3.93%. The difference between the actual per unit NAV total return of USDHO of 2.99% and the expected total return based on the Benchmark Futures Contract of 3.93% was an error over the time period of (0.94)%, which is to say that USDHO’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USDHO pays, offset in part by the income that USDHO collects on its cash and cash equivalent holdings. During the year ended December 31, 2012, USDHO earned dividend and interest income of $2,410 which is equivalent to a weighted average income rate of approximately 0.03% for such period. In addition, during the year ended December 31, 2012, USDHO also collected $350 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USDHO’s actual total return. During the year ended December 31, 2012, USDHO incurred net expenses of $76,457. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(73,697), which is equivalent to a weighted average net income rate of approximately (0.90)% for the year ended December 31, 2012.

By comparison, for the year ended December 31, 2011, the actual total return of USDHO as measured by changes in its per unit NAV was 9.96%. This is based on an initial per unit NAV of $29.82 on December 31, 2010 and an ending per unit NAV as of December 31, 2011 of $32.79. During this time period, USDHO made no distributions to its unitholders. However, if USDHO’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, USDHO would have had an estimated per unit NAV of $33.07 as of December 31, 2011, for a total return over the relevant time period of 10.90%. The difference between the actual per unit NAV total return of USDHO of 9.96% and the expected total return based on the Benchmark Futures Contract of 10.90% was an error over the time period of (0.94)%, which is to say that USDHO’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USDHO paid, offset in part by the income that USDHO collects on its cash and cash equivalent holdings. During the year ended December 31, 2011, USDHO earned dividend and interest income of $1,838 which is equivalent to a weighted average income rate of approximately 0.02% for such period. In addition, during the year ended December 31, 2011, USDHO also collected $2,350 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USDHO’s actual total return. During the year ended December 31, 2011, USDHO incurred net expenses of $79,183. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(74,995), which is equivalent to a weighted average net income rate of approximately (0.85)% for the year ended December 31, 2011.

By comparison, for the year ended December 31, 2010, the actual total return of USDHO as measured by changes in its per unit NAV was 8.28%. This was based on an initial per unit NAV of $27.54 on December 31, 2009 and an ending per unit NAV as of December 31, 2010 of $29.82. During this time period, USDHO made no distributions to its unitholders. However, if USDHO’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, USDHO would have had an estimated per unit NAV of $29.88 as of December 31, 2010, for a total return over the relevant time period of 8.49%. The difference between the actual per unit NAV total return of USDHO of 8.28% and the expected total return based on the Benchmark Futures Contract of 8.49% was an error over the time period of (0.21)%, which is to say that USDHO’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USDHO paid, offset in part by the income that USDHO collected on its cash and cash equivalent holdings. During the year ended December 31, 2010, USDHO earned dividend and interest income of $4,212, which is equivalent to a weighted average income rate of approximately 0.04% for such period. In addition, during the year ended December 31, 2010, USDHO also collected $4,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USDHO’s actual total return. During the year ended December 31, 2010, USDHO incurred net expenses of $100,484. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(92,272) which is equivalent to a weighted average net income rate of approximately (0.83)% for the year ended December 31, 2010.

There are currently three factors that have impacted or are most likely to impact USDHO’s ability to accurately track its Benchmark Futures Contract.

First, USDHO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which USDHO executes the trade. In that case, USDHO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the daily changes in the per unit NAV of USDHO to either be too high or too low relative to the changes in the Benchmark Futures Contract. During the year ended December 31, 2012, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USDHO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USDHO’s attempt to track the Benchmark Futures Contract over time.

Second, USDHO earns dividend and interest income on its cash, cash equivalents and Treasuries. USDHO is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the year ended December 31, 2012. Interest payments, and any other income, were retained within the portfolio and added to USDHO’s NAV. When this income exceeds the level of USDHO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USDHO will realize a net yield that will tend to cause daily changes in the per unit NAV of USDHO to track slightly higher than daily changes in the Benchmark Futures Contract. During the year ended December 31, 2012, USDHO earned, on an annualized basis, approximately 0.03% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees, approximately 0.07% in brokerage commission costs related to the purchase and sale of futures contracts, and approximately 0.27% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.91)% and affected USDHO’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per unit NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows, and therefore, it is anticipated that fees and expenses paid by USDHO will continue to be higher than interest earned by USDHO. As such, USCFG anticipates that USDHO will continue to underperform its benchmark until such time when interst earned at least equals or exceeds the fees and expenses paid by USDHO.

Third, USDHO may hold Other Diesel-Heating Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per unit NAV of USDHO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the year ended December 31, 2012, USDHO did not hold any Other Diesel-Heating Oil-Related Investments. If USDHO increases in size, and due to its obligations to comply with regulatory limits, USDHO may invest in Other Diesel-Heating Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

The chart below compares the price of the near month contract to the price of the next month contract over the last 10 years. When the price of the near month contract is higher than the price of the next month contract, the market would be described as being in backwardation. When the price of the near month contract is lower than the price of the next month contract, the market would be described as being in contango. Although the prices of the near month contract and the price of the next month contract do tend to move up or down together, it can be seen that at times the near month prices are clearly higher than the price of the next month contract (backwardation), and other times they are below the price of the next month contract (contango). In addition, investors can observe that diesel-heating oil prices, both near month and next month, often display a seasonal pattern in which the price of diesel-heating oil tends to decline in the summer months and increase in the winter months. This mirrors the physical demand for diesel-heating oil, which typically peaks in the winter.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the next month diesel-heating oil futures contract from the dollar price of the near month diesel-heating oil futures contract. If the resulting number is a positive number, then the price of the near month contract is higher than the price of the next month and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the price of the next month and the market could be described as being in contango. The chart below shows the results from subtracting the next month contract price from the price of the near month contract for the 10-year period between December 31, 2002 and December 31, 2012. Investors will note that the near month diesel-heating oil futures contract spent time in both backwardation and contango. Investors will further note that the markets display a very seasonal pattern that corresponds to the seasonal demand patterns for diesel-heating oil mentioned above. That is, in many, but not all cases, the price of the near month is higher than the next month during the middle of the winter months as the price of diesel-heating oil for delivery in those winter months rises to meet peak demand. At the same time, the price of the near month contract, when that month is just before the onset of fall, does not rise as far or as fast as the price of a next month contract whose delivery falls closer to the start of the winter season.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of USDHO is not to have the market price of its units match, dollar for dollar, changes in the spot price of diesel-heating oil, contango and backwardation have impacted the total return on an investment in USDHO units during the past year relative to a hypothetical direct investment in diesel-heating oil. For example, an investment in USDHO units made on December 31, 2011 and held to December 31, 2012 increased, based upon the changes in the NAV for USDHO units on those days, by approximately 2.99%, while the spot price of diesel-heating oil for immediate delivery during the same period increased by 4.04%. By comparison, an investment in USDHO units made on December 31, 2010 and held to December 31, 2011 increased, based upon the changes in the NAV for USDHO units on those days, by approximately 9.96%, while the spot price of diesel-heating oil for immediate delivery during the same period increased by 14.62% (note: this comparison ignores the potential costs associated with physically owning and storing diesel-heating oil, which could be substantial).

Periods of contango or backwardation do not materially impact USDHO’s investment objective of having the percentage changes in its per unit NAV track the percentage changes in the price of the Benchmark Futures Contract since the impact of backwardation and contango tend to equally impact the percentage changes in price of both USDHO’s units and the Benchmark Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods.

Heating Oil Market. During the year ended December 31, 2012, the price of heating oil in the United States, as measured by changes in the price of the futures contract traded on the NYMEX that was closest to expiration, rose by approximately 4.04% from $2.914 per gallon to $3.032 per gallon. Investors are cautioned that these represent prices for diesel-heating oil on a wholesale basis and should not be directly compared to retail prices.

Crude Oil Market During the year ended December 31, 2012, crude oil prices were impacted by several factors. On the consumption side, demand moderated inside and outside the United States as global economic growth, including emerging economies such as China and India, showed signs of slowing economic growth. Europe in particular showed signs of weakness as the ongoing financial and banking crisis raised concerns during the year ended December 31, 2012. On the supply side, efforts to reduce production by OPEC to more closely match global consumption were partially successful. In the summer of 2011, production had been disrupted by political unrest in the Middle East, particularly Libya, which reduced global supply by approximately 1.8 million barrels per day. A partial resolution of the Libyan situation has reduced concerns regarding the global supply of crude oil. However, continuing concerns about the political standoff with Iran have left the market subject to bouts of heightened volatility as OPEC’s ability to replace Iranian oil currently subject to embargo is not unlimited. In recent years, oil production in the United States has increased, particularly in the Midwest. However, limits on oil transportation infrastructure, including pipelines, have made it more difficult for the increased production to move to the centers of refining, often leading to a build-up in crude oil inventory in the U.S. Midwest. The result is that crude oil prices in the middle of the United States, where the pricing point of the light, sweet crude oil contract is located, have tended to trade at a lower price than crude oil in other parts of the United States or globally. United States crude oil prices finished 2012 approximately 7.1% lower than at the beginning of the year, as the global economy continues to adjust to periods of slow recovery and economic growth. USCF believes that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels, while any military actions involving Iran would likely have the opposite effect.

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

For the ten-year time period between 2003 and 2012, the table below compares the monthly movements of diesel-heating oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of diesel-heating oil on a monthly basis was not strongly correlated, positively or negatively, with the movements of large cap U.S. equities, global equities or U.S. government bonds. However, movements in diesel-heating oil had a strong positive correlation to movements in crude oil and unleaded gasoline. Diesel-heating oil also had a positive, but mild, correlation with natural gas.

Correlation Matrix December 31, 2003-2012	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Natural Gas	Diesel- Heating Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.275)	0.965	0.346	0.227	0.069	0.290
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.260)	(0.217)	(0.233)	0.055	(0.162)
Global Equities (FTSE World Index)			1.000	0.423	0.278	0.119	0.363
Crude Oil				1.000	0.734	0.366	0.831
Unleaded Gasoline					1.000	0.281	0.721
Natural Gas						1.000	0.485
Diesel-Heating Oil							1.000
Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one-year period ended December 31, 2012, diesel-heating oil continued to have a positive correlation with unleaded gasoline and crude oil. During this period, diesel-heating oil also had a negative correlation with the movements of natural gas in contrast with the positive correlation it had displayed over the ten-year period ended December 31, 2012. The correlation between diesel-heating oil and both large cap U.S. equities and global equities, which had been essentially non-correlated over the ten-year period ended December 31, 2012, displayed results that indicated that they had a positive correlation over this shorter time period particularly due to the recovering in the U.S. and global economies. Finally, the results showed that diesel-heating oil and U.S. government bonds, which had essentially been non-correlated for the ten-year period ended December 31, 2012, were negatively correlated over this more recent time period.

Correlation Matrix Year Ended December 31, 2012	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Natural Gas	Diesel- Heating Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.652)	0.943	0.639	0.735	(0.210)	0.733
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.652)	(0.350)	(0.361)	0.121	(0.411)
Global Equities (FTSE World Index)			1.000	0.698	0.567	(0.083)	0.763
Crude Oil				1.000	0.515	(0.212)	0.890
Unleaded Gasoline					1.000	(0.457)	0.598
Natural Gas						1.000	(0.203)
Diesel-Heating Oil							1.000
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

The correlations between diesel-heating oil, crude oil, natural gas and gasoline are relevant because USCF endeavors to invest USDHO’s assets in Futures Contracts and Other Diesel-Heating Oil-Related Investments so that daily changes in percentage terms in USDHO’s per unit NAV correlate as closely as possible with daily changes in percentage terms in the price of the Benchmark Futures Contract. If certain other fuel-based commodity futures contracts do not closely correlate with the Diesel-Heating oil Futures Contract, then their use could lead to greater tracking error. As noted above, USCF also believes that the changes in percentage terms in the price of the Benchmark Futures Contract will closely correlate with changes in percentage terms in the spot price of diesel-heating oil.

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

USCF has evaluated the nature and types of estimates that it makes in preparing USDHO’s financial statements and related disclosures and has determined that the valuation of its investments, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy. The values which are used by USDHO for its Futures Contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, USDHO estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

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

USDHO currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on cash and/or cash equivalents. USDHO has allocated substantially all of its net assets to trading in Diesel-Heating Oil Interests.  USDHO invests in Diesel-Heating Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Diesel-Heating Oil-Related Investments. A significant portion of USDHO’s NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Diesel-Heating Oil Interests. The balance of the net assets is held in USDHO’s account at the Custodian and in investments in Treasuries at the FCM. Income received from USDHO’s investments in money market funds and Treasuries is paid to USDHO. During the years ended December 31, 2012 and 2011, USDHO’s expenses exceeded the income USDHO earned and the cash earned from the sale of Creation Baskets. During the years ended December 31, 2012 and 2011, USDHO was forced to use other assets to pay expenses, which could cause a drop in USDHO’s NAV over time.To the extent expenses exceed income, USDHO’s NAV will be negatively impacted.

USDHO’s investments in Diesel-Heating Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USDHO from promptly liquidating its positions in Futures Contracts. During the year ended December 31, 2012, USDHO was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USDHO cannot predict whether such an event may occur in the future.

Prior to the initial offering of USDHO, all payments with respect to USDHO’s expenses were paid by USCF. USDHO does not have an obligation or intention to refund such payments by USCF. USCF is under no obligation to pay USDHO’s current or future expenses. Since the initial offering of units, USDHO has been responsible for expenses relating to: (i) management fees, (ii) brokerage fees and commissions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its units subsequent to the initial offering, (v) other expenses, including tax reporting costs, (vi) fees and expenses of the independent directors of USCF and (vii) other extraordinary expenses not in the ordinary course of business, while USCF has been responsible for expenses relating to the fees of USDHO’s Marketing Agent, Administrator and Custodian and registration expenses relating to the initial offering of units. If USCF and USDHO are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, USDHO will terminate and investors may lose all or part of their investment.

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

USCF attempts to manage the credit risk of USDHO by following various trading limitations and policies. In particular, USDHO generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Diesel-Heating Oil-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USDHO to limit its credit exposure. UBS Securities, USDHO’s commodity broker, or any other broker that may be retained by USDHO in the future, when acting as USDHO’s FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USDHO, all assets of USDHO relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle USDHO’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account USDHO’s assets related to foreign Futures Contracts trading.

If, in the future, USDHO purchases over-the-counter contracts, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this annual report on Form 10-K for a discussion of over-the-counter contracts.

As of December 31, 2012, USDHO held cash deposits and investments in Treasuries and money market funds in the amount of $6,372,583 with the Custodian and FCM. Some or all of these amounts may be subject to loss should the Custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of December 31, 2012, USDHO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USDHO. While USDHO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USDHO’s financial position.

European Sovereign Debt

USDHO had no direct exposure to European sovereign debt as of December 31, 2012 and has no direct exposure to European sovereign debt as of the filing of this annual report on Form 10-K.

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

Contractual Obligations

USDHO’s primary contractual obligations are with USCF. In return for its services, USCF is entitled to a management fee calculated monthly as a fixed percentage of USDHO’s NAV, currently 0.60% of NAV on its average daily net assets.

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

USCF pays the fees of the Marketing Agent and the fees of the Custodian and Transfer Agent, BBH&Co., as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of USDHO’s financial statements and its SEC, NFA and CFTC reports. USCF and USDHO have also entered into a licensing agreement with the NYMEX pursuant to which USDHO and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee to the NYMEX. USDHO also pays the fees and expenses associated with its tax accounting and reporting requirements. USCF has voluntarily agreed to pay certain expenses typically borne by USDHO to the extent that such expenses exceeded 0.15% (15 basis points) of USDHO’s NAV, on an annualized basis, through at least June 30, 2013. USCF has no obligation to continue such payments into subsequent periods. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 8 of this annual report on Form 10-K.

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

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods, as USDHO’s per unit NAVs and trading levels to meet its investment objective will not be known until a future date. These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of USDHO’s existence. Either party may terminate these agreements earlier for certain reasons described in the agreements. As of December 31, 2012, USDHO’s portfolio consisted of 53 Heating Oil Futures HO Contracts traded on the NYMEX. For a list of USDHO’s current holdings, please see USDHO’s website at www.unitedstatesdieselheatingoilfund.com.

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

During the year ended December 31, 2012, USDHO did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during such period, USDHO was not exposed to counterparty risk.

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

United States Diesel-Heating Oil Fund, LP

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of USDHO’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework. Based on the assessment, USCF believes that, as of December 31, 2012, USDHO’s internal control over financial reporting is effective.

Attestation Report of Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

Auditors’ Report on Internal Control over Financial Reporting

To the Partners of

United States Diesel-Heating Oil Fund, LP

We have audited the internal control over financial reporting of United States Diesel-Heating Oil Fund, LP (the “Fund”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2012, of the Fund and our report dated March 26, 2013 expressed an unqualified opinion on those financial statements.

/s/ Spicer Jeffries LLP

Greenwood Village, Colorado

March 26, 2013

Report of Independent Registered Public Accounting Firm

To the Partners of

United States Diesel-Heating Oil Fund, LP

We have audited the accompanying statements of financial condition of the United States Diesel-Heating Oil Fund, LP (the “Fund”) as of December 31, 2012 and 2011, including the schedule of investments as of December 31, 2012 and 2011, and the related statements of operations, changes in partners’ capital and cash flows for the years ended December 31, 2012, 2011 and 2010. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the United States Diesel-Heating Oil Fund, LP as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Fund’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 26, 2013 expressed an unqualified opinion on the Fund’s internal control over financial reporting.

/s/ Spicer Jeffries LLP

Greenwood Village, Colorado

March 26, 2013

United States Diesel-Heating Oil Fund, LP

Statements of Financial Condition

At December 31, 2012 and 2011

	2012	2011
Assets
Cash and cash equivalents (Notes 2 and 5)	$5,938,635	$8,629,549
Equity in UBS Securities LLC trading accounts:
Cash and cash equivalents	433,948	644,438
Unrealized gain on open commodity futures contracts	173,628	348,096
Receivable from General Partner (Note 3)	87,974	132,085
Dividend receivable	83	46
Interest receivable	–	5
Other assets	223,737	231,016

Total assets	$6,858,005	$9,985,235

Liabilities and Partners' Capital
Professional fees payable	$100,211	$142,175
General Partner management fees payable (Note 3)	3,388	5,022
Brokerage commissions payable	177	171
Other liabilities	446	559

Total liabilities	104,222	147,927

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	–	–
Limited Partners	6,753,783	9,837,308
Total Partners' Capital	6,753,783	9,837,308

Total liabilities and partners' capital	$6,858,005	$9,985,235

Limited Partners' units outstanding	200,000	300,000
Net asset value per unit	$33.77	$32.79
Market value per unit	$33.73	$32.87

See accompanying notes to financial statements.

United States Diesel-Heating Oil Fund, LP

Schedule of Investments

At December 31, 2012

	Number of Contracts	Unrealized Gain on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Heating Oil Futures HO February 2013 contracts, expiring January 2013	53	$173,628	2.57

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.10%, 1/17/2013	$300,000	$299,987	4.44

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	1,400,158	1,400,158	20.73
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	1,801,936	1,801,936	26.68
Total Money Market Funds		3,202,094	47.41
Total Cash Equivalents		$3,502,081	51.85

See accompanying notes to financial statements.

United States Diesel-Heating Oil Fund, LP

Schedule of Investments

At December 31, 2011

	Number of Contracts	Unrealized Gain on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Heating Oil Futures HO February 2012 contracts, expiring January 2012	80	$348,096	3.54

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.03%, 6/21/2012	$730,000	$729,895	7.42

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	17	17	0.00
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	1,801,128	1,801,128	18.31
Total Money Market Funds		1,801,145	18.31
Total Cash Equivalents		$2,531,040	25.73

See accompanying notes to financial statements.

United States Diesel-Heating Oil Fund, LP

Statements of Operations

For the years ended December 31, 2012, 2011 and 2010

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain on closed positions	$378,349	$1,037,887	$1,341,182
Change in unrealized gain (loss) on open positions	(174,468)	80,438	(820,554)
Dividend income	986	1,194	3,623
Interest income	1,424	644	589
Other income	350	2,350	4,000

Total income	206,641	1,122,513	528,840

Expenses
Professional fees	100,210	142,175	199,658
General Partner management fees (Note 3)	48,937	52,803	66,760
Brokerage commissions	5,226	5,568	9,950
Other expenses	10,058	10,722	7,084

Total expenses	164,431	211,268	283,452

Expense waiver (Note 3)	(87,974)	(132,085)	(182,968)

Net expenses	76,457	79,183	100,484

Net income	$130,184	$1,043,330	$428,356
Net income per limited partnership unit	$0.98	$2.97	$2.28
Net income per weighted average limited partnership unit	$0.54	$4.01	$1.03
Weighted average limited partnership units outstanding	239,071	260,274	417,260

See accompanying notes to financial statements.

United States Diesel-Heating Oil Fund, LP

Statements of Changes in Partners’ Capital

For the years ended December 31, 2012, 2011 and 2010

	General Partner	Limited Partners	Total

Balances, at December 31, 2009	$–	$16,525,095	$16,525,095
Addition of 100,000 partnership units	–	2,746,590	2,746,590
Redemption of 300,000 partnership units	–	(7,771,832)	(7,771,832)
Net income	–	428,356	428,356

Balances, at December 31, 2010	–	11,928,209	11,928,209
Addition of 100,000 partnership units	–	3,359,246	3,359,246
Redemption of 200,000 partnership units	–	(6,493,477)	(6,493,477)
Net income	–	1,043,330	1,043,330

Balances, at December 31, 2011	–	9,837,308	9,837,308
Redemption of 100,000 partnership units	–	(3,213,709)	(3,213,709)
Net income	–	130,184	130,184

Balances, at December 31, 2012	$–	$6,753,783	$6,753,783

Net Asset Value Per Unit:
At December 31, 2009			$27.54
At December 31, 2010			$29.82
At December 31, 2011			$32.79
At December 31, 2012			$33.77

See accompanying notes to financial statements.

United States Diesel-Heating Oil Fund, LP

Statements of Cash Flows

For the years ended December 31, 2012, 2011 and 2010

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Cash Flows from Operating Activities:
Net income	$130,184	$1,043,330	$428,356
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in commodity futures trading account - cash and cash equivalents	210,490	395,558	716,731
Unrealized (gain) loss on futures contracts	174,468	(80,438)	820,554
Decrease in receivable from General Partner	44,111	50,883	28,559
(Increase) decrease in dividend receivable	(37)	267	345
(Increase) decrease in interest receivable	5	(5)	–
(Increase) decrease in other assets	7,279	7,516	(56,833)
Decrease in professional fees payable	(41,964)	(57,483)	(26,092)
Decrease in General Partner management fees payable	(1,634)	(943)	(2,045)
Increase (decrease) in brokerage commissions payable	6	(200)	(304)
Decrease in other liabilities	(113)	(238)	(292)
Net cash provided by operating activities	522,795	1,358,247	1,908,979

Cash Flows from Financing Activities:
Addition of partnership units	–	3,359,246	2,746,590
Redemption of partnership units	(3,213,709)	(6,493,477)	(7,771,832)
Net cash used in financing activities	(3,213,709)	(3,134,231)	(5,025,242)

Net Decrease in Cash and Cash Equivalents	(2,690,914)	(1,775,984)	(3,116,263)

Cash and Cash Equivalents, beginning of year	8,629,549	10,405,533	13,521,796
Cash and Cash Equivalents, end of year	$5,938,635	$8,629,549	$10,405,533

See accompanying notes to financial statements.

United States Diesel-Heating Oil Fund, LP

Notes to Financial Statements

For the years ended December 31, 2012, 2011 and 2010

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Diesel-Heating Oil Fund, LP (formerly, the United States Heating Oil Fund, LP (“USDHO”) was organized as a limited partnership under the laws of the state of Delaware on April 13, 2007. USDHO is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USDHO’s units traded on the American Stock Exchange (the “AMEX”). USDHO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of USDHO is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of diesel-heating oil (also known as No. 2 fuel oil) for delivery to the New York harbor, as measured by the daily changes in the price of the futures contract for diesel-heating oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less USDHO’s expenses. It is not the intent of USDHO to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of heating oil or any particular futures contract based on heating oil. It is not the intent of USDHO to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of USDHO, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Diesel-Heating Oil-Related Investments (as defined below). USDHO accomplishes its objective through investments in futures contracts for heating oil, crude oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other Diesel-Heating Oil-Related Investments such as cash-settled options on Futures Contracts, forward contracts for diesel-heating oil and over-the-counter transactions that are based on the price of diesel-heating oil, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Diesel-Heating Oil-Related Investments”). As of December 31, 2012, USDHO held 53 Futures Contracts for heating oil traded on the NYMEX.

Prior to August 1, 2012, USDHO was known as United States Heating Oil Fund, LP. USCF believes that, historically, the heating oil futures contract has been used by both industry and financial participants as a way to hedge or invest in exposure to diesel fuel due to the close physical similarities between the two products. The New York Mercantile Exchange (the “NYMEX”) announced in April 2012 changes to the physical specifications of the heating oil contract which involves the reduction in the allowable amount of sulfur in heating oil down to the levels found in diesel fuel. In doing so, the NYMEX specifically referenced the desire to make the heating oil contract a “……dual-use price benchmark for both the heating oil and on-road diesel markets.” Aside from the change of the name and designated CUSIP number effective August 1, 2012, no other change was made to the Fund.

USDHO commenced investment operations on April 9, 2008 and has a fiscal year ending on December 31. USCF is responsible for the management of USDHO. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. USCF is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”) and the United States Gasoline Fund, LP (“UGA”), which listed their limited partnership units on the AMEX under the ticker symbols ”USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UGA” on February 26, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s and UGA’s units commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the United States Metals Index Fund (“USMI”), each a series of the United States Commodity Index Funds Trust. USCI, CPER, USAG and USMI listed their units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010 and “CPER” on November 15, 2011, “USAG” on April 13, 2012 and “USMI” on June 19, 2012, respectively. All funds listed previously are referred to collectively herein as the “Related Public Funds.” USCF has also filed registration statements to register units of the United States Sugar Fund (“USSF”), the United States Natural Gas Double Inverse Fund (“UNGD”), the United States Gasoil Fund (“USGO”) and the United States Asian Commodities Basket Fund (“UAC”), each a series of the United States Commodity Funds Trust I and the US Golden Currency Fund (“HARD”), a series of the United States Currency Funds Trust.

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

From July 1, 2011 through December 31, 2012 (and continuing through at least May 1, 2013), the applicable transaction fee paid by Authorized Purchasers is $350 to USDHO for each order they place to create or redeem one or more baskets (“Redemption Baskets”); prior to July 1, 2011, this fee was $1,000. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per unit NAV of USDHO but rather at market prices quoted on such exchange.

In April 2008, USDHO initially registered 10,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 9, 2008, USDHO listed its units on the AMEX under the ticker symbol “UHN”. On that day, USDHO established its initial per unit NAV by setting the price at $50.00 and issued 200,000 units in exchange for $10,000,000. USDHO also commenced investment operations on April 9, 2008 by purchasing Futures Contracts traded on the NYMEX based on  heating oil. As of December 31, 2012, USDHO had registered a total of 60,000,000 units.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements. Changes in the unrealized gains or losses between periods are reflected in the statements of operations. USDHO earns interest on its assets denominated in U.S. dollars on deposit with the FCM at the overnight Federal Funds Rate less 32 basis points. In addition, USDHO earns income on funds held at the custodian or FCM at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

USDHO is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), USDHO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USDHO files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USDHO is not subject to income tax return examinations by major taxing authorities for years before 2009. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USDHO recording a tax liability that reduces net assets. However, USDHO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USDHO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2012.

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

USDHO receives or pays the proceeds from units sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in USDHO’s statements of financial condition as receivable for units sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for units redeemed.

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

Net Income (Loss) Per Unit

Net income (loss) per unit is the difference between the per unit NAV at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units added and redeemed based on the amount of time the units were outstanding during such period. There were no units held by USCF at December 31, 2012.

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

Ongoing Registration Fees and Other Offering Expenses

USDHO pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the years ended December 31, 2012, 2011 and 2010, USDHO incurred $7,320, $7,300 and $1,571, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

USDHO is responsible for paying its portion of the directors’ and officers’ liability insurance for USDHO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USDHO and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. USDHO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2012 were $540,586 for USDHO and the Related Public Funds. USDHO’s portion of such fees and expenses for the year ended December 31, 2012 was $1,514. These fees and expenses for the years ended December 31, 2011 and 2010 were $607,582 and $1,107,140, respectively, for USDHO and the Related Public Funds, other than USCI, CPER, USAG and USMI. USDHO’s portion of such fees and expenses for the years ended December 31, 2012 was $1,382 and 2,864, respectively. Effective as of April 1, 2010, USDHO became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF, USDHO and the Related Public Funds.

Licensing Fees

As discussed in Note 4 below, USDHO entered into a licensing agreement with the NYMEX on May 30, 2007, as amended on October 20, 2011. Pursuant to the agreement, up through October 19, 2011, USDHO and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined net assets of the funds and 0.02% for combined net assets above $1,000,000,000. On and after October 20, 2011, USDHO and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the years ended December 31, 2012, 2011 and 2010, USDHO incurred $1,223, $2,040 and $2,648, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USDHO’s audit expenses and tax accounting and reporting requirements are paid by USDHO. These costs were approximately $50,000, $45,000 and $145,000, respectively, for the years ended December 31, 2012, 2011 and 2010.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, USDHO pays all brokerage fees and other expenses in connection with the operation of USDHO, excluding costs and expenses paid by USCF as outlined in Note 4 below. USCF has voluntarily agreed to pay certain expenses typically borne by USDHO, to the extent that such expenses exceed 0.15% (15 basis points) of USDHO’s NAV, on an annualized basis, through at least June 30, 2013. USCF has no obligation to continue such payments into subsequent periods. For the year ended December 31, 2012, USCF waived $87,974 of USDHO’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4.

NOTE 4 - CONTRACTS AND AGREEMENTS

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

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to USDHO and each of the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of: (a) 0.06% for the first $500 million of USDHO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USSO’s, US12NG’s, USBO’s, USCI’s, USMI’s, USAG’s and CPER’s combined net assets, (b) 0.0465% for USDHO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USSO’s, US12NG’s, USBO’s, USCI’s, CPER’s, USAG/s and USMI’s, combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USDHO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USSO’s, US12NG’s, USBO’s, USCI’s, CPER’s, USAG’s and USMI’s, combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also pays transaction fees ranging from $7 to $15 per transaction.

USDHO has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”). The agreement requires UBS Securities to provide services to USDHO in connection with the purchase and sale of Futures Contracts and Other Diesel-Heating Oil-Related Investments that may be purchased and sold by or through UBS Securities for USDHO’s account. In accordance with the agreement, UBS Securities charges USDHO commissions of approximately $7 to 15 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when USDHO issues units as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when USDHO redeems units as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. USDHO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Diesel-Heating Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the year ended December 31, 2012, total commissions accrued to brokers amounted to $5,226. Of this amount, approximately $5,128 was a result of rebalancing costs and approximately $86 was the result of trades necessitated by creation and redemption activity. By comparison, during the year ended December 31, 2011, total commissions accrued to brokers amounted to $5,568. Of this amount, approximately $5,269 was a result of rebalancing costs and approximately $272 was the result of trades necessitated by creation and redemption activity. By comparison, during the year ended December 31, 2010, total commissions accrued to brokers amounted to $9,950. Of this amount, approximately 9,955 was a result of rebalancing costs and approximately $395 was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the year ended December 31, 2012 as compared to the year ended December 31, 2011, was primarily a result of the decrease in USDHO’s average total net assets during the year ended December 31, 2012, as compared to the year ended December 31, 2011. The decrease in the total commissions accrued to brokers for the year ended December 31, 2011 as compared to the year ended December 31, 2010 was primarily a function of decreased brokerage fees due to a lower number of Futures Contracts being held and traded as a result of the decrease in USDHO’s total net assets and the increase in the price of Futures Contracts during the year ended December 31, 2011. The decrease in total net assets required USDHO to purchase a fewer number of Futures Contracts and incur a smaller amount of brokerage commissions. As an annualized percentage of average total net assets, the figure for the year ended December 31, 2012 represents approximately 0.07% of average total net assets. By comparison, the figure for the year ended December 31, 2011 represented approximately 0.06% of average total net assets and the figure for the year ended December 31, 2010 represented approximately 0.09% of average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

The purchase and sale of futures contracts and options on futures contracts require margin deposits with a FCM. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a FCM to segregate all customer transactions and assets from the FCM’s proprietary activities.

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

All of the futures contracts held by USDHO were exchange-traded through December 31, 2012. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USDHO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USDHO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USDHO bears the risk of financial failure by the clearing broker.

USDHO’s cash and other property, such as Treasuries, deposited with a FCM are considered commingled with all other customer funds, subject to the FCM’s segregation requirements. In the event of a FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a FCM could result in the complete loss of USDHO’s assets posted with that FCM; however, the majority of USDHO’s assets are held in investments in Treasuries, cash and/or cash equivalents with USDHO’s custodian and would not be impacted by the insolvency of a FCM. The failure or insolvency of USDHO’s custodian, however, could result in a substantial loss of USDHO’s assets.

USCF invests a portion of USDHO’s cash in money market funds that seek to maintain a stable per unit NAV. USDHO is exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2012 and December 31, 2011, USDHO held investments in money market funds in the amounts of $3,202,094 and $1,801,145, respectively. USCF holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of December 31, 2012 and December 31, 2011, USDHO held cash deposits and investments in Treasuries in the amounts of $3,170,489 and $7,472,842, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should USDHO’s custodian and/or futures commission merchant cease operations.

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

The financial instruments held by USDHO are reported in its statements of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the years ended December 31, 2012, 2011 and 2010. This information has been derived from information presented in the financial statements.

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Per Unit Operating Performance:

Net asset value, beginning of year	$32.79	$29.82	$27.54
Total income (loss)	1.30	3.27	2.52
Net expenses	(0.32)	(0.30)	(0.24)
Net increase in net asset value	0.98	2.97	2.28
Net asset value, end of year	$33.77	$32.79	$29.82

Total Return	2.99%	9.96%	8.28%

Ratios to Average Net Assets
Total income (loss)	2.53%	12.76%	4.75%
Management fees	0.60%	0.60%	0.60%
Total expenses excluding management fees	1.42%	1.80%	1.95%
Expenses waived	(1.08)%	(1.50)%	(1.65)%
Net expenses excluding management fees	0.34%	0.30%	0.30%
Net income (loss)	1.59%	11.86%	3.85%

Total returns are calculated based on the change in value during the period. An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USDHO.

NOTE 7 - QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2012 and 2011.

	First Quarter 2012	Second Quarter 2012	Third Quarter 2012	Fourth Quarter 2012
Total Income (Loss)	$907,415	$(1,419,111)	$985,335	$(266,998)
Total Expenses	41,876	38,300	38,118	46,137
Expense Waivers	(17,679)	(18,485)	(22,314)	(29,496)
Net Expenses	24,197	19,815	15,804	16,641
Net Income (Loss)	$883,218	$(1,438,926)	$969,531	$(283,639)
Net Income (Loss) per Unit	$2.95	$(5.40)	$4.85	$(1.42)

	First Quarter 2011	Second Quarter 2011	Third Quarter 2011	Fourth Quarter 2011
Total Income (Loss)	$2,153,229	$(784,439)	$(442,921)	$196,644
Total Expenses	70,704	67,716	56,915	15,933
Expense Waivers	(45,171)	(46,426)	(40,488)	—
Net Expenses	25,533	21,290	16,427	15,933
Net Income (Loss)	$2,127,696	$(805,729)	$(459,348)	$180,711
Net Income (Loss) per Unit	$6.37	$(2.41)	$(2.29)	$1.30

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table summarizes the valuation of USDHO’s securities at December 31, 2012 using the fair value hierarchy:

At December 31, 2012	Total	Level I	Level II	Level III

Short-Term Investments	$3,502,081	$3,502,081	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	173,628	173,628	—	—

During the year ended December 31, 2012, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USDHO’s securities at December 31, 2011 using the fair value hierarchy:

At December 31, 2011	Total	Level I	Level II	Level III

Short-Term Investments	$2,531,040	$2,531,040	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	348,096	348,096	—	—

During the year ended December 31, 2011, there were no transfers between Level I and Level II.

Effective January 1, 2009, USDHO adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Fair Value at December 31, 2012	Fair Value at December 31, 2011

Futures - Commodity Contracts	Assets	$173,628	$348,096

The Effect of Derivative Instruments on the Statements of Operations

		For the year ended December 31, 2012		For the year ended December 31, 2011		For the year ended December 31, 2010
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income

Futures - Commodity Contracts	Realized gain on closed positions	$378,349		$1,037,887		$1,341,182

	Change in unrealized gain (loss) on open positions		$(174,468)		$80,438		$(820,554)

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

NOTE 10 - SUBSEQUENT EVENTS

USDHO has performed an evaluation of subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

united states commodity funds llc AND SUBSIDIARIES

CONTENTS

Page
Report of Independent Registered Public Accounting Firm Consolidated Statements of Financial Condition Notes to Consolidated Statements of Financial Condition	86 87 88

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of

United States Commodity Funds LLC and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of United States Commodity Funds LLC and Subsidiaries (the “Company”) as of December 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Commodity Funds LLC and Subsidiaries as of December 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Spicer Jeffries LLP

Greenwood Village, Colorado

March 26, 2013

united states commodity funds llc AND SUBSIDIARIES

Consolidated statementS of financial condition

DECEMBER 31, 2012 AND 2011

	December 31,
	2012	2011
ASSETS

Cash and cash equivalents	$3,293,847	$367,792
Management fees receivable	1,655,642	1,561,194
Investments (Notes 2 and 4)	1,251,427	1,321
Other assets	25,582	10,191

Total assets	$6,226,498	$1,940,498

LIABILITIES AND EQUITY

LIABILITIES:
Accounts payable	$200,520	$1,280,251
Notes payable (Note 3)	1,000,000	-
Income tax payable	69,511	175,000
Expense waiver payable (Note 3)	915,253	474,045

Total liabilities	2,185,284	1,929,296

COMMITMENTS AND CONTINGENCIES (Notes 6 and 8)

EQUITY:
Member's equity (Notes 3 and 7)	4,040,234	10,222
Noncontrolling interests (Note 3)	980	980

Total equity	4,041,214	11,202

Total liabilities and equity	$6,226,498	$1,940,498

The accompanying notes are an integral part of this statement.

united states commodity funds LLc AND SUBSIDIARies

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 1 - Organization and Operation

United States Commodity Funds LLC, formerly Victoria Bay Asset Management, LLC was formed as a single-member limited liability company in the State of Delaware on May 10, 2005. On June 13, 2008, Victoria Bay Asset Management, LLC changed its name to United States Commodity Funds LLC (the “Company”). The Company is the General Partner (the “General Partner”) of United States Oil Fund, LP (“USOF”), United States Natural Gas Fund, LP (“USNG”), United States Diesel-Heating Oil Fund, LP (formerly, United States Heating Oil Fund, LP) (“USDHO”), United States Gasoline Fund, LP (“UGA”), United States 12 Month Oil Fund, LP (“US12OF”), United States 12 Month Natural Gas Fund, LP (“US12NG”), United States Short Oil Fund, LP (“USSO”), United States Brent Oil Fund, LP (“USBO”), United States Short Natural Gas Fund, LP (“USSNG”), and is the Sponsor (“Sponsor”) of United States Commodity Index Fund (“USCI”), United States Copper Index Fund (“CPER”), United States Agriculture Index Fund (“USAG”) and United States Metals Index Fund (USMI”), each of which is a series of the United States Commodity Index Funds Trust (“Trust”). The Company is registered as a commodity pool operator with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”). USOF, USNG, USDHO, USG, US12OF, US12NG, USSO, USBO, USCI, CPER, USAG and USMI (collectively, the “Funds”) are commodity pools registered with the CFTC and members of the NFA that issue units that may be purchased and sold on the NYSE Arca, Inc. (“NYSE Arca”) under the ticker symbols “USO,” “UNG,” “UHN,” “UGA,” “USL,” “UNL,” “DNO,” “BNO,” “USCI,” “CPER,” “USAG,” and “USMI.” USSNG is a commodity pool that has been formed but has not yet begun the process of registering its units. United States Asian Commodities Basket Fund (“UAC”), a series of the United States Commodity Funds Trust I, has registered units but has not commenced operations as of the date of this report. The Company has also filed registration statements to register units of United States Sugar Fund (“USSF”), United States Natural Gas Double Inverse Fund (“UNGD”) and United States Gasoil Fund (“USGO”), each a series of the United States Commodity Funds Trust I, and the US Golden Currency Fund (“HARD”), a series of the United States Currency Funds Trust.

USOF began trading on April 10, 2006 by purchasing futures contracts for light, sweet crude oil that are traded on the New York Mercantile Exchange (the “Exchange”). The investment objective of USOF is for the daily changes in percentage terms of its units’ net asset value to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract on light sweet crude oil traded on the Exchange, that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USOF’s expenses. USOF seeks to accomplish its objective through investments in futures contracts for light, sweet crude oil, other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the Exchange and other U.S. and foreign exchanges and other oil interests such as cash-settled options on futures contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, futures contracts and indices based on the foregoing.

USNG began trading on April 18, 2007 by purchasing futures contracts for natural gas that are traded on the Exchange. The investment objective of USNG is for the daily changes in percentage terms of its units’ net asset value to reflect the daily changes in percentage terms of the spot price of natural gas delivered to the Henry Hub, Louisiana, as measured by the changes in the price of the futures contract on natural gas traded on the Exchange that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USNG’s expenses. USNG seeks to accomplish its objective through investments in futures contracts for natural gas, crude oil, heating oil, gasoline, and other petroleum-based fuels that are traded on the Exchange and other U.S. and foreign exchanges and other natural gas-related investments such as cash-settled options on futures contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, futures contracts and indices based on the foregoing.

united states commodity funds LLc AND SUBSIDIARies

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 1 - Organization and Operation (continued)

US12OF began trading on December 6, 2007 by purchasing futures contracts for light, sweet crude oil that are traded on the Exchange. The investment objective of US12OF is for the daily changes in percentage terms of its units’ net asset value to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of 12 futures contracts on crude oil traded on the Exchange, consisting of the near month contract to expire and the contracts for the following eleven months, for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contracts that are the next month contract to expire and the contracts for the following eleven consecutive months, less US12OF’s expenses. When calculating the daily movement of the average price of the 12 contracts each contract month will be equally weighted. US12OF seeks to accomplish its objective through investments in futures contracts for light, sweet crude oil, other types of crude oil, heating oil, gasoline, natural gas, and other petroleum-based fuels that are traded on the Exchange and or other U.S. and foreign exchanges and other oil interests such as cash-settled options on futures contracts, forward contracts for oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, other petroleum-based fuels, futures contracts and indices based on the foregoing.

UGA began trading on February 26, 2008 by purchasing futures contracts on gasoline that are traded on the Exchange. The investment objective of UGA is for the daily changes in percentage terms of its units’ net asset value to reflect the daily changes in percentage terms of the spot price of unleaded gasoline, as measured by the changes in the price of the futures contract on gasoline traded on the Exchange that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contact to expire, less UGA’s expenses. UGA seeks to accomplish its objective through investments in futures contracts for gasoline, crude oil, natural gas, heating oil and other petroleum-based fuels that are traded on the Exchange and other U.S. and foreign exchanges and other gasoline-related investments such as cash-settled options on futures contracts, forward contracts for gasoline, cleared swap contracts and over-the-counter transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, futures contracts and indices based on the foregoing.

USDHO began trading on April 9, 2008 by purchasing futures contracts on heating oil that are traded on the Exchange. The investment objective of USDHO is for the daily changes in percentage terms of its units’ net asset value to reflect the daily changes in percentage terms of the spot price of heating oil for delivery at the New York Harbor, as measured by the changes in the price of the futures contract on heating oil traded on the Exchange that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contact to expire, less USDHO’s expenses. USDHO seeks to accomplish its objective through investments in futures contracts for heating oil, crude oil, gasoline, natural gas and other petroleum-based fuels that are traded on the Exchange and other U.S. and foreign exchanges and other heating oil-related investments such as cash-settled options on futures contracts, forward contracts for heating oil, cleared swap contracts and over-the-counter transactions that are based on the price of heating oil, crude oil and other petroleum-based fuels, futures contracts and indices based on the foregoing.

united states commodity funds LLc AND SUBSIDIARies

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 1 - Organization and Operation (continued)

USSO began trading on September 24, 2009 by selling futures contracts on light, sweet crude oil that are traded on the Exchange. The investment objective of USSO is for the daily changes in percentage terms of its units’ net asset value to inversely reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract on light, sweet crude oil as traded on the Exchange that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USSO’s expenses. USSO accomplishes its objective through taking short positions in futures contracts for light, sweet crude oil and other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the Exchange and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, futures contracts and indices based on the foregoing.

US12NG began trading on November 18, 2009 by purchasing futures contracts for natural gas that are traded on the Exchange. The investment objective of US12NG is for the daily changes in percentage terms of its units’ net asset value to reflect the daily changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the average of the prices of 12 futures contracts on natural gas traded on the Exchange, consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contracts that are the next month contract to expire and the contracts for the following 11 consecutive months, less US12NG’s expenses. When calculating the daily movement of the average price of the 12 contracts each contract month will be equally weighted. US12NG seeks to accomplish its objective through investments in futures contracts for natural gas, crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the Exchange and other U.S. and foreign exchanges and other natural gas-related investments such as cash-settled options on futures contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, futures contracts and indices based on the foregoing.

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

USAG began trading on April 13, 2012 by purchasing futures contracts traded on the ICE Futures, CME, Kansas City Board of Trade (“KCBT”) and CBOT. The investment objective of USAG is for the daily changes in percentage terms of its units’ NAV to reflect the daily changes in percentage terms of the SummerHaven Dynamic Agriculture Index Total ReturnSM (the “Agriculture Index”), less USAG’s expenses. The Agriculture Index is designed to reflect the performance of a diversified group of agricultural commodities. The Agriculture Index is comprised of 14 eligible agriculture futures contracts that are selected on a monthly basis based on quantitative formulas developed by SummerHaven Indexing. The eligible agriculture futures contracts that at any given time make up the Agriculture Index are referred to herein as “Benchmark Component Agriculture Futures Contracts.” USAG seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other eligible agriculture futures contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts if one or more other eligible agriculture futures contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, USAG may then invest in other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, other eligible agriculture futures Contracts or the agricultural commodities included in the Agriculture Index, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts.

united states commodity funds LLc AND SUBSIDIARies

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

USMI began trading on June 19, 2012 by purchasing futures contracts traded on the NYMEX, CME, LME and COMEX. The investment objective of USMI is for the daily changes in percentage terms of its units’ NAV to reflect the daily changes in percentage terms of the SummerHaven Metals Index Total ReturnSM (the “Metals Index”), less USMI’s expenses. The Metals Index is comprised of 10 eligible metals futures contracts that are selected on a monthly basis based on quantitative formulas developed by SummerHaven Indexing. The eligible metals futures contracts that at any given time make up the Metals Index are referred to herein as “Benchmark Component Metals Futures Contracts.” USMI seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Metals Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USMI will invest next in other eligible metals futures contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Metals Futures Contracts if one or more other eligible metals futures contracts is not available. When USMI has invested to the fullest extent possible in exchange-traded futures contracts, USMI may then invest in other contracts and instruments based on the Benchmark Component Metals Futures Contracts, other eligible metals futures contracts or the metals included in the Metals Index, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts.

The Company is a wholly owned subsidiary of Wainwright Holdings, Inc. (“Wainwright”), a Delaware corporation. Wainwright is a holding company that is controlled by the president of the Company and served as the initial limited partner of the Funds, except for USCI, CPER, USAG and USMI. It also serves as the initial limited partner for USSNG.

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

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 2 - Summary of Significant Accounting Policies

Principles of consolidation

The Company, as General Partner or Sponsor of the Funds and USSNG, has included the accounts of USSNG since its inception in the consolidated financial statements. The Company has recorded a noncontrolling interest for the amount directly owned by the limited partner (representing the limited partner interest owned by Wainwright). Subsequent to the Funds commencing operations, the Company and Wainwright redeemed their interests. Therefore, as of December 31, 2012, the accounts of each of the Funds were no longer included in the accompanying consolidated statement of financial condition. All intercompany accounts and balances have been eliminated in consolidation.

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

Revenue recognition

The Company recognizes revenue in the period earned under the terms of the Funds’ respective Limited Partnership Agreements, as amended from time to time (the “Limited Partnership Agreements”) and the Trust Agreement(s), as amended from time to time (the “Trust Agreement(s)”) (collectively, the “Agreements”). These Agreements provide for fees based upon a percentage of the daily average net asset value of the Funds. In connection with the Funds’ trading activities, commodity futures contracts, cleared swap contracts, forward contracts, physical commodities, and related options are recorded on the trade-date basis. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains and losses on open contracts are reflected in the statement of financial condition and represent the difference between original contract amount and market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements. Changes in the unrealized gains or losses between periods are reflected in the statement of operations.

The Company earns interest on its assets on deposit at the broker at the 90-day Treasury bill rate for deposits denominated in U.S. dollars. In addition, the Funds earn interest on funds held with their custodian at prevailing market rates earned on such investments.

Management fee

Under the Funds’ respective Agreements, the Company is responsible for investing the assets of the Funds in accordance with the objectives and policies of the Funds. In addition, the Company has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to the Funds. For these services, the Funds are contractually obligated to pay the Company a management fee, which is paid monthly, based on the average daily net assets of the Funds. USOF pays a management fee of 0.45% per annum on its average daily net assets. USNG pays a fee equal to 0.60% per annum on average daily net assets of $1,000,000,000 or less and 0.50% of average daily net assets that are greater than $1,000,000,000. US12OF, USDHO, UGA and USSO each pay a fee of 0.60% per annum on their average daily net assets. Since inception through April 30, 2010 the Company has been charging US12NG a management fee at a reduced rate of 0.60% per annum of average daily net assets. Effective May 1, 2010, the Company resumed charging US12NG its standard rate of 0.75% per annum of average daily net assets. The difference of 0.15% per annum of average daily net assets since inception through April 30, 2010 has been waived by the Company and will not be recouped from US12NG. USBO pays a management fee of 0.75% per annum on its average daily net assets. Each of USCI, CPER, USAG and USMI is contractually obligated to pay the Company a management fee, which is paid monthly, equal to 0.95% per annum on its average daily total net assets. Effective as of May 29, 2012 (and continuing at least through May 1, 2013), the Company voluntarily waived the management fee paid by CPER and USAG from 0.95% per annum of average daily total net assets to 0.65% and 0.80% per annum of average daily total net assets, respectively. Effective as of May 30, 2012 (and continuing at least through May 1, 2013), the Company voluntarily waived the management fee paid by USMI form 0.95% per annum of average daily total net assets to 0.70% per annum of average daily total net assets. The reduced fee for USMI became operational as of June 19, 2012, when USMI first became listed on the NYSE Arca.

united states commodity funds LLc AND SUBSIDIARies

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 2 - Summary of Significant Accounting PolicieS (continued)

The Funds pay for all brokerage fees, taxes and other expenses, including registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent units after their initial registration and all legal, accounting, printing and other expenses associated therewith. The Funds, except for USBO, USCI, CPER, USAG and USMI, also pay licensing fees for the use of intellectual property. The Funds also pay the fees and expenses of the independent directors.

Investments and Valuation of Investments

The Company’s investments in common stock are classified as available-for-sale-securities and are considered to be held for an indefinite period. Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale-securities are recorded at fair value on the statement of financial condition, with the change in fair value excluded from earnings and recorded as a component of other comprehensive income (loss) included in member’s equity. Unrealized holding gains or losses on such securities, which were added to or subtracted from member’s equity was $(60,340) and $(1,085), for the years ended December 31, 2012 and 2011 (see Note 7).

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

Additions and redemptions

Authorized purchasers may purchase creation baskets of the Funds only in blocks of 100,000 units at a price equal to the net asset value of the units calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed. Authorized purchasers may redeem units from the Funds only in blocks of 100,000 units called “Redemption Baskets.” Effective as of February 29, 2012, the size of the Creation Basket and Redemption Basket was reduced from 100,000 units to 50,000 units for US12OF, UGA, USDHO, USSO, US12NG and USBO. Effective as of May 1, 2012, the size of the Creation Basket and Redemption Basket was reduced from 100,000 units to 50,000 units for USCI, CPER and USAG. USMI was not available to the public until June 19, 2012, and from its inception of offering, authorized purchasers could only purchase Creation Baskets in blocks of 50,000 units. The amount of the redemption proceeds for a Redemption Basket will be equal to the net asset value of the Funds’ units in the Redemption Basket as of the end of each business day.

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

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 2 - Summary of Significant Accounting PolicieS (continued)

Capital and allocation of income and losses

Profit or loss shall be allocated among the unitholders of the Funds in proportion to the number of units each unitholder holds as of the close of each month. The Company, when it serves in a capacity as a General Partner or Sponsor, may revise, alter or otherwise modify this method of allocation as described in the Limited Partnership Agreements or Trust Agreements.

Calculation of net asset value per unit

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

NOTE 3 - Capitalization and related party transactions

During the years ended December 31, 2012 and 2011, the Company paid approximately $500,000 and $9,900,000 in distributions to its member.

The Funds (except for USCI, CPER, USAG and USMI) and USSNG were each capitalized with $1,000, of which the Company contributed $20 and Wainwright contributed $980. The United States Commodity Index Funds Trust was capitalized with $4,000, which was contributed solely by the Company, which is included in cash and cash equivalents in the accompanying statement of financial condition.

united states commodity funds LLc AND SUBSIDIARies

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 3 - Capitalization and related party transactions

In addition, the Company, as General Partner or Sponsor, through no obligation to do so, has agreed to pay certain expenses, including those relating to audit expenses and tax accounting and reporting requirements normally borne by USDHO, USG, USSO, US12NG, USBO, USCI, CPER, USAG and USMI to the extent that such expenses exceed 0.15% (15 basis points) of their NAV, on an annualized basis. The Company, as General Partner or Sponsor, has no obligation to continue such payments in subsequent years.

The Company’s consolidated statements of financial condition reflects noncontrolling interests in its subsidiaries as of December 31, 2012 and 2011. A schedule of the noncontrolling interests is presented below:

	December 31,
	2012	2011
Limited partner interest in United States Short Natural
Gas Fund, LP	$980	$980

On March 8, 2012, a principal of the Company loaned $1,000,000 to the Company. The loan is due on on the earlier of March 11, 2014 or within 60 days of the launch of UAC and bears interest at a rate of 3%.

NOTE 4 - FAIR VALUE MEASUREMENTS

The following table summarizes the valuation of the Company’s investments at December 31, 2012 and 2011 using the fair value hierarchy:

At December 31, 2012:	Total	Level I	Level II	Level III
Investments	$1,251,427	$1,251,427	$-	$-

At December 31, 2011:	Total	Level I	Level II	Level III
Investments	$1,321	$1,321	$-	$-

Included in investments at December 31, 2012 are 40,000 shares of United States Metals Fund with a fair value of approximately $1,250,000.

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

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 5 - INCOME TAXES (concluded)

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011

Deferred tax liabilities	$-	$-

Deferred tax assets:
Funds' startup expenses (offering costs)	$1,418,000	$981,000
Unrealized losses on investments	189,000	169,000
Valuation allowance for deferred tax assets	(1,607,000)	(1,150,000)

	$-	$-

The valuation allowance increased by $457,000 and $66,000 for the years ended December 31, 2012 and 2011. The portion of the deferred tax asset shown relating to the Company’s unrealized losses on investments reported above relates to the unrealized losses on investments and is accounted for as other comprehensive loss (see Note 7).

united states commodity funds LLc AND SUBSIDIARies

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 6 - CONTRACTS AND AGREEMENTS

The Company, together with each of the Funds, is a party to marketing agent agreements with ALPS Distributors, Inc. (“ALPS”), a Colorado corporation, whereby ALPS provides certain marketing services for the Funds as outlined in their respective marketing agent agreements. Under the agreement dated as of March 13, 2006, as amended, whereby ALPS provides certain marketing services for USOF, the Company pays ALPS a marketing fee of $425,000 per annum plus the following incentive fee: 0.00% on USOF’s assets from $0 — $500 million; 0.04% on USOF’s assets from $500 million — $4 billion; and 0.03% on USOF’s assets in excess of $4 billion. Under the agreement dated as of April 17, 2007, whereby ALPS provides certain marketing services for USNG, and the agreement dated as of November 13, 2007, whereby ALPS provides certain marketing services for US12OF, the Company pays ALPS fees equal to 0.06% on each of USNG’s and US12OF’s assets up to $3 billion and 0.04% on each of USNG’s and US12OF’s assets in excess of $3 billion. Under the agreement dated as of February 15, 2008, whereby ALPS provides certain marketing services for UGA, and the agreement dated March 10, 2008 whereby ALPS provides certain marketing services for USDHO, the Company pays ALPS fees equal to 0.06% on each of UGA’s and USDHO’s assets up to $3 billion and 0.04% on each of UGA’s and USDHO’s assets in excess of $3 billion. Under the agreement dated as of June 8, 2009, whereby ALPS provides certain marketing services for USSO and the agreement dated October 30, 2009, whereby ALPS provides certain marketing services for US12NG, the Company pays ALPS fees equal to 0.06% on each of USSO’s and US12NG’s assets up to $3 billion; and 0.04% on each of USSO’s and US12NG’s assets in excess of $3 billion. Under the agreement dated as of March 31, 2010, whereby ALPS provides certain marketing services for USBO and the agreement dated July 22, 2010, whereby ALPS provides certain marketing services for each of USCI, CPER, USAG and USMI, the Company pays ALPS fees equal to 0.06% on each of USBO’s, USCI’s, CPER’s, USAG’s and USMI’s assets up to $3 billion; and 0.04% on each of USBO’s, USCI’s, CPER’s, USAG’s and USMI’s assets in excess of $3 billion.

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

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 6 - CONTRACTS AND AGREEMENTS (concluded)

The Company, as Sponsor to the Trust, has entered into an agreement with SummerHaven Asset Management, LLC (“SummerHaven”) for their services as a commodity trading advisor to each of USCI, CPER, USAG and USMI. For their services, the Company pays SummerHaven an advisory fee for USCI equal to a percentage of the average daily assets of USCI that is equal to the percentage paid to USCF by USCI minus 0.14% with that result multiplied by 0.5 minus 0.06%. The Company also pays an advisory fee for each of CPER, USAG and USMI equal to a percentage of the average daily assets of CPER, USAG and USMI that is equal to the percentage paid to USCF by CPER, USAG and USMI minus 0.18% with that result multiplied by 0.5 minus 0.06%. The Company also pays SummerHaven a sublicense fee for the use of the Commodity Index, the Copper Index, the Agriculture Index and the Metals Index. For each of USCI, CPER, USAG and USMI, the Company paid $15,000 for the calendar year 2012, plus an annual fee of 0.06% of the average daily assets of each of USCI, CPER, USAG and USMI.

Each of the Funds, with the exception of USCI, CPER, USAG and USMI, has entered into brokerage agreements pursuant to which UBS Securities LLC acts as the futures commission merchant (the “FCM”); NewEdge USA, LLC acts as the FCM for USCI, CPER, USAG and USMI. The agreements provide that the FCM will charge commissions of approximately $7 to $8 per round-turn trade plus applicable exchange and NFA fees for futures contracts and options on futures contracts.

Each of the Funds, other than USBO, USCI, CPER, USAG and USMI, has invested primarily in futures contracts traded on the Exchange since the commencement of its operations. The Funds, other than USBO, USCI, CPER, USAG and USMI, have entered into a license agreement with the Exchange whereby the Funds were granted a non-exclusive license to use certain of the Exchange’s settlement prices and service marks. Up to October 19, 2011, the Funds, other than USBO, USCI, CPER, USAG and USMI, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined assets of the Funds and 0.02% for combined assets above $1,000,000,000. On and after October 20, 2011, the Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all assets.

The Funds expressly disclaim any association with the Exchange or endorsement of the Funds by the Exchange and acknowledge that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of such Exchange.

The Company has contracted an accounting firm to prepare each of the Funds, USSNG and the United States Commodity Index Funds Trust’s yearly income tax filings with the Internal Revenue Service and various states. The cost associated with any registered new fund is expected to be comparable.

united states commodity funds LLc AND SUBSIDIARies

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 7 - ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss for the years ended December 31, 2012 and 2011 are as follows:

Balance, December 31, 2010	$(497,966)

Unrealized holding losses on investments	(1,085)

Balance, December 31, 2011	(499,051)

Unrealized holding losses on investments	(60,340)

Balance, December 31, 2012	$(559,391)

The Company records its other comprehensive loss net of income tax expense (benefit). As of December 31, 2012 and 2011, the Company has not recorded an income tax expense or benefit associated with its accumulated other comprehensive loss (see Note 5).

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

The Company has securities for its own account and may incur losses if the market value of the securities decreases subsequent to December 31, 2012.

The Company has a substantial portion of its assets on deposit with banks. Assets deposited with banks are subject to credit risk. In the event of a bank's insolvency, recovery of the Company's assets on deposit may be limited to account insurance or other protection afforded such deposits. As of December 31, 2012, the Company had cash of $2,469,405 in excess of the federally insured amount of $250,000.

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

Disclosure Controls and Procedures

USDHO maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in USDHO’s periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

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

Management’s Annual Report on Internal Control Over Financial Reporting

USDHO is responsible for establishing and maintaining adequate internal control over financial reporting. USDHO’s internal control system is designed to provide reasonable assurance to USCF and the Board of USCF regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. USCF’s report on internal control over financial reporting is set forth above under the heading, “Management’s Annual Report on Internal Control Over Financial Reporting” in Item 8 of this annual report on Form 10-K.

Change in Internal Control Over Financial Reporting

There were no changes in USDHO’s internal control over financial reporting during USDHO’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, USDHO’s internal control over financial reporting.

Item 9B.	Other Information.

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the CEA, each month USDHO publishes an account statement for its unitholders, which includes a Statement of Income (Loss) and a Statement of Changes in Net Asset Value. The account statement is furnished to the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on USDHO’s website at www.unitedstatesdieselheatingoilfund.com.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Mr. Nicholas Gerber and Mr. Howard Mah serve as executive officers of USCF. USDHO has no executive officers. Its affairs are generally managed by USCF. The following individuals serve as Management Directors of USCF.

Nicholas Gerber has been the President and CEO of USCF since June 9, 2005 and a Management Director of USCF since May 10, 2005. He maintains his main business office at 1999 Harrison Street, Suite 1530, Oakland, California 94612. He has been listed with the CFTC as a Principal of USCF since November 29, 2005, as Branch Manager of USCF since May 15, 2009, and registered with the CFTC as an Associated Person of USCF on December 1, 2005. Mr. Gerber also served as Vice President/Chief Investment Officer of Lyon’s Gate Reinsurance Company, Ltd., a company formed to reinsure workmen’s compensation insurance, from June 2003 to December 2009. Mr. Gerber has an extensive background in securities portfolio management and in developing investment funds that make use of indexing and futures contracts.  He is also the founder of Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940.  From August 1995 to January 2013, Mr. Gerber was the portfolio manager of the Ameristock Mutual Fund, Inc. a mutual fund registered under the Investment Company Act of 1940, focused on large cap U.S. equities that, as of December 31, 2012, had $126,879,540 in assets. On January 11, 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF.  He has also been a Trustee for the Ameristock ETF Trust since June 2006, and served as a portfolio manager for the Ameristock/Ryan 1 Year, 2 Year, 5 Year, 10 Year and 20 Year Treasury ETF from June 2007 to June 2008 when such funds were liquidated. In these roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Gerber has passed the Series 3 examination for associated persons. He holds an MBA in finance from the University of San Francisco and a BA from Skidmore College. Mr. Gerber is 50 years old.

In concluding that Mr. Gerber should serve as Management Director of USCF, USCF considered his broad business experiences in the industry including: forming and managing investment companies and commodity pools, raising capital for such entities and founding and managing non-finance related companies.

Howard Mah has been a Management Director of USCF since May 10, 2005, Secretary of USCF since June 9, 2005, and Chief Financial Officer of USCF since May 23, 2006 and Treasurer since February 23, 2012. He has been listed with the CFTC as a Principal of USCF since November 29, 2005. In these roles, Mr. Mah is currently involved in the management of USDHO and the Related Public Funds and will be involved in the management of USSF, UNGD, USGO, UAC and HARD, if such funds commence operations. Mr. Mah also serves as USCF’s Chief Compliance Officer. He received a Bachelor of Education from the University of Alberta, in 1986 and an MBA from the University of San Francisco in 1988. He served as Secretary and Chief Compliance Officer of the Ameristock ETF Trust from February 2007 until June 2008 when the trust was liquidated, Chief Compliance Officer of Ameristock Corporation since January 2001; a tax and finance consultant in private practice since January 1995, Secretary of Ameristock Mutual Fund from June 1995 to January 2013 and Ameristock Focused Value Fund from December 2000 to January 2005; Chief Compliance Officer of Ameristock Mutual Fund from August 2004 to January 2013 and the Co-Portfolio Manager of the Ameristock Focused Value Fund from December 2000 to January 2005. Mr. Mah is 48 years old.

In concluding that Mr. Mah should serve as Management Director of USCF, USCF considered his background in accounting and finance, as well as his experience as Chief Compliance Officer for USCF and Ameristock Corporation.

Andrew F. Ngim has been a Management Director of USCF since May 10, 2005 and Treasurer of USCF from June 9, 2005 to February 23, 2012. He has been listed with the CFTC as a Principal of USCF since November 29, 2005. Mr. Ngim is currently involved in the management of USDHO and the Related Public Funds and will be involved in the management of USSF, UNGD, USGO, UAC and HARD, if such funds commence operations. He received a Bachelor of Arts from the University of California at Berkeley in 1983. Mr. Ngim was Ameristock Corporation’s Managing Director from January 1999 to January 2013 and co-portfolio manager of Ameristock Mutual Fund Inc., from January 2000 to January 2013, Trustee of the Ameristock ETF Trust since February 2007, and served as a portfolio manager for the Ameristock/Ryan 1 Year, 2 Year, 5 Year, 10 Year and 20 Year Treasury ETF from June 2007 to June 2008 when such funds were liquidated. Mr. Ngim is 52 years old.

In concluding that Mr. Ngim should serve as Management Director of USCF, USCF considered his broad career in the financial services industry as well as experience as co-Portfolio Manager of the Ameristock Mutual Fund.

The following individuals provide significant services to USDHO but are employed by USCF.

John P. Love, CFA has acted as a Portfolio Manager since the launch of USOF in 2006 and is currently the Portfolio Manager for USNG, UGA, USDHO and US12NG. Effective March 1, 2010, Mr. Love became the Senior Portfolio Manager for the USCF funds and is expected to be the Portfolio Manager for USSF, UNGD, USGO and UAC, if such funds commence operations. Mr. Love is also employed by USCF. He has been listed with the CFTC as a Principal of USCF since January 17, 2006. Mr. Love also served as the operations manager of Ameristock Corporation from October 2002 to January 2007, where he was responsible for back office and marketing activities for the Ameristock Mutual Fund and Ameristock Focused Value Fund and for the firm in general. Mr. Love holds a Series 7 and a Series 3 license and was registered with the CFTC as an Associated Person of USCF from December 1, 2005 through April 16, 2009. Mr. Love received his CFA designation in 2012. He is a member of the CFA Institute (formerly AIMR) and the CFA Society of Los Angeles. Mr. Love is a graduate of the University of Southern California. Mr. Love is 41 years old.

John T. Hyland, CFA is employed by USCF and has acted as the Chief Investment Officer for the USCF funds since January 2008. Mr. Hyland was Portfolio Manager for USOF, USNG, US12OF, UGA, USDHO, USSO, US12NG, USBO, USCI and CPER beginning in April 2006, April 2007, December 2007, February 2008, April 2008, September 2009, November 2009, June 2010, August 2010 and November 2011, respectively. He will also be the Chief Investment Officer for USSF, UNGD, USGO, UAC and HARD upon the commencement of such funds’ operations. Since December 1, 2005, Mr. Hyland has been registered with the CFTC as an Associated Person of USCF and since January 17, 2006, he has been listed with the CFTC as a Principal of USCF. As part of his responsibilities for USCF and the Related Public Funds, Mr. Hyland oversees the day-to-day trading, helps set investment policies and oversees the Related Public Funds’ activities with their futures commission brokers, custodian-administrator and marketing agent. Mr. Hyland has an extensive background in portfolio management and research with both equity and fixed income securities, as well as in the development of new types of complex investment funds. In July 2001, Mr. Hyland founded Towerhouse Capital Management, LLC, a firm that provided portfolio management and new fund development expertise to non-U.S. institutional investors through December 2009. Since January 2010, Towerhouse Capital Management has been inactive. Mr. Hyland was a Principal for Towerhouse in charge of portfolio research and product development regarding U.S. and non-U.S. real estate related securities. Mr. Hyland received his CFA designation in 1994. Mr. Hyland is a member of the CFA Institute (formerly AIMR) and is a member and former president of the CFA Society of San Francisco. He is also a member of the National Association of Petroleum Investment Analysts, a not-for-profit organization of investment professionals focused on the oil industry. He is a graduate of the University of California, Berkeley. Mr. Hyland is 53 years old.

Ray W. Allen acts as a Portfolio Manager for USOF, US12OF, USSO and USBO. He has been employed by USCF since January 14, 2008. He holds a Series 3 license and registered with the CFTC as an Associated Person of USCF from March 25, 2008 to November 1, 2012.  He has been listed with the CFTC as a Principal of USCF since March 18, 2009. Mr. Allen’s responsibilities include daily trading and operations for USOF, US12OF, USSO and USBO. Mr. Allen also acted as a Portfolio Manager for UGA, USDHO and US12NG until March 1, 2010. In addition, from February 2002 to October 2007, Mr. Allen was responsible for analyzing and evaluating the creditworthiness of client companies at Marble Bridge Funding Group Inc., in Walnut Creek, CA. Marble Bridge Funding Group Inc. is a commercial finance company providing capital to entrepreneurial companies. For the period from October 2007 to January 14, 2008, Mr. Allen was not employed by USCF and did not engage in any business-related activity. Mr. Allen received a BA in Economics from the University of California at Berkeley in 1980. Mr. Allen is 56 years old.

The following individuals serve as independent directors of USCF.

Peter M. Robinson has been an independent director of USCF since September 30, 2005 and, as such, serves on the Board of USCF, which acts on behalf of USDHO and the Related Public Funds. He has been listed with the CFTC as a Principal of USCF since December 2005. Mr. Robinson has been employed as a Research Fellow with the Hoover Institution since 1993. The Hoover Institution is a public policy think tank located on the campus of Stanford University. Mr. Robinson graduated from Dartmouth College in 1979 and Oxford University in 1982. Mr. Robinson received an MBA from the Stanford University Graduate School of Business. Mr. Robinson has also written three books and has been published in the New York Times, Red Herring, and Forbes ASAP and he is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson is 55 years old.

In concluding that Mr. Robinson should serve as independent director of USCF, USCF considered his broad experience in the United States government, including his employment at the SEC, and his knowledge of and insight into public policy.

Gordon L. Ellis has been an independent director of USCF since September 30, 2005 and, as such, serves on the Board of USCF, which acts on behalf of USDHO and the Related Public Funds. He has been listed with the CFTC as a Principal of USCF since November 2005. Mr. Ellis was a founder and Chairman of International Absorbents, Inc., a NYSE listed company and the parent company of Absorption Corp., since July 1988, President and Chief Executive Officer since November 1996 and a Class I Director of the company since July 1985. Mr. Ellis was also a director of Absorption Corp., International Absorbents, Inc.’s wholly-owned subsidiary which is engaged in developing, manufacturing and marketing a wide range of animal care and industrial absorbent products. International Absorbents and Absorption Corp were sold to a private investment banking firm in May 2010. Mr. Ellis continues as a director of the privatized firm. Mr. Ellis was chairman and a founder of Polymer Solutions, Inc. from April 1986 to February 2004, a former publicly-held company that sold all of its assets to a senior coatings manufacturer effective February 3, 2004. Polymer Solutions previously developed and manufactured paints, coatings, stains and primers for wood furniture manufacturers. Mr. Ellis is founder and chairman of Lupaka Gold Corp. since November 2000, a Toronto Stock Exchange listed company developing a precious metal deposit in South America (from November 2000 to May 2010, Lupaka Gold Corp. was called Kcrok Enterprises Ltd.). Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). Mr. Ellis is a professional engineer with an MBA in international finance. Mr. Ellis is 66 years old.

In concluding that Mr. Ellis should serve as independent director of USCF, USCF considered his experience serving as the Chairman and Chief Executive Officer of a former publicly-traded corporation as well as his experience as an entrepreneur.

Malcolm R. Fobes III has been an independent director of USCF since September 30, 2005 and, as such, serves on the Board of USCF, which acts on behalf of USDHO and the Related Public Funds. He has been listed with the CFTC as a Principal of USCF since November 2005. Mr. Fobes is the founder, Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940, that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Since June 1997, Mr. Fobes has been the Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Mr. Fobes also serves as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. From April 2000 to July 2006, Mr. Fobes also served as co-portfolio manager of The Wireless Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in companies engaged in the development, production, or distribution of wireless-related products or services. In these roles, Mr. Fobes has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Fobes was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes holds a B.S. degree in Finance with a minor in Economics from San Jose State University in California. Mr. Fobes is 48 years old.

In concluding that Mr. Fobes should serve as independent director of USCF, USCF considered his background as founder, Chairman and Chief Executive Officer of a registered investment adviser as well as Chairman, President, Chief Financial Officer and Portfolio Manager of a mutual fund investment company.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: Nicholas Gerber, Melinda Gerber, the Nicholas and Melinda Gerber Living Trust, Howard Mah, Andrew Ngim, Peter Robinson, Gordon Ellis, Malcolm Fobes, John Love, John Hyland, Ray Allen, Wainwright Holdings Inc. and Margaret Johnson. These individuals are Principals due to their positions, however, Nicholas Gerber and Melinda Gerber are also Principals due to their controlling stake in Wainwright. None of the Principals owns or has any other beneficial interest in USDHO. John Love and John Hyland make trading and investment decisions for USDHO. John Love and Ray Allen execute trades on behalf of USDHO. In addition, Nicholas Gerber and John Hyland are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members.

Audit Committee

The Board of USCF has an audit committee which is made up of the three independent directors (Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes III). The audit committee is governed by an audit committee charter that is posted on USDHO’s website at www.unitedstatesdieselheatingoilfund.com. Any unitholder of USDHO may also obtain a printed copy of the audit committee charter, free of charge, by calling 1-800-920-0259. The Board has determined that each member of the audit committee meets the financial literacy requirements of the NYSE Arca and the audit committee charter. The Board has further determined that each of Messrs. Ellis and Fobes have accounting or related financial management expertise, as required by the NYSE Arca, such that each of them is considered an “Audit Committee Financial Expert” as such term is defined in Item 407(d)(5) of Regulation S-K.

Other Committees

Since the individuals who perform work on behalf of USDHO are not compensated by USDHO, but instead by USCF, USDHO does not have a compensation committee. Similarly, since the directors noted above serve on the Board of USCF, there is no nominating committee of the Board that acts on behalf of USDHO. USCF believes that it is necessary for each member of the Board to possess many qualities and skills. USCF further believes that all directors should possess a considerable amount of business management and educational experience. There have not been any vacancies on USCF’s Board since the commencement of operations of USDHO in April 2008; however, if such a vacancy were to occur, the members of the Board would consider a candidate’s management experience as well as his/her background, stature, conflicts of interest, integrity and ethics. In connection with this, the Board would also consider issues of diversity, such as diversity of gender, race and national origin, education, professional experience and differences in viewpoints and skills. The Board does not have a formal policy with respect to diversity; however, the Board believes that it is essential that the Board members represent diverse viewpoints.

Corporate Governance Policy

The Board of USCF has adopted a Corporate Governance Policy that applies to USDHO and the Related Public Funds. USDHO has posted the text of the Corporate Governance Policy on its website at www.unitedstatesdieselheatingoilfund.com. Any unitholder of USDHO may also obtain a printed copy of the Corporate Governance Policy, free of charge, by calling 1-800-920-0259.

Code of Ethics

USCF has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and also to USDHO. USDHO has posted the text of the Code of Ethics on its website at www.unitedstatesdieselheatingoilfund.com. Any unitholder of USDHO may also obtain a printed copy of the Code of Ethics, free of charge, by calling 1-800-920-0259. USDHO intends to disclose any amendments or waivers to the Code of Ethics applicable to USCF’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on its website.

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

Board Leadership Structure and Role in Risk Oversight

The Board of USCF is led by a Chairman, Nicholas Gerber, who is also the President and CEO of USCF. The Board’s responsibilities include: (i) the selection, evaluation, retention and succession of the Chief Executive Officer and the oversight of the selection and performance of other executive officers, (ii) understanding, reviewing and monitoring the implementation of strategic plans, annual operating plans and budgets, (iii) the selection and oversight of USDHO’s independent auditors and the oversight of USDHO’s financial statements, (iv) advising management on significant issues, (v) the review and approval of significant company actions and certain other matters, (vi) nominating directors and committee members and overseeing effective corporate governance and (vii) the consideration of other constituencies, such as USCF’s and USDHO’s customers, employees, suppliers and the communities impacted by USDHO. The non-management directors have designated Malcolm R. Fobes III as the presiding independent director. Mr. Fobes’ role as the presiding independent director includes presiding over each executive session of the non-management directors, facilitating communications by shareholders and employees with the non-management directors and may also include representing the non-management directors with respect to certain matters as to which the views of the non-management directors are sought pursuant to USDHO’s Corporate Governance Policy.

The Board believes that Mr. Gerber is best situated to serve as Chairman of USCF because he is the director most familiar with the business of USCF, including investing in the futures contracts and other commodity interests in order to track the benchmark futures contracts of USDHO and the Related Public Funds. Because of his background, he is most capable of effectively leading the discussion and execution of new strategic objectives. The independent directors of USCF are actively involved in the oversight of USCF and, because of their varied backgrounds, provide different perspectives in connection with the oversight of USCF, USDHO and the Related Public Funds. USCF’s independent directors bring expertise from outside USCF and the commodities industry, while Mr. Gerber brings company-specific and industry-specific experience and expertise. The Board believes that the combined role of Chairman and Chief Executive Officer facilitates information flow between USCF and the Board, including the independent directors, which is essential to effective governance.

Risk Management

The full Board is actively involved in overseeing the management and operation of USCF, including oversight of the risks that face USDHO and the Related Public Funds. For example, the Board has adopted an Investment Policy and a Policy for Use of Derivatives. The policies are intended to ensure that USCF takes prudent and careful action while entering into and managing investments taken by USDHO, including Futures Contracts or Other Diesel-Heating Oil-Related Investments such as over-the-counter swap contracts. Additionally, the policies are intended to provide assurance that there is sufficient flexibility in controlling risks and returns associated with the use of investments by USDHO. The policies, among other things, limit USDHO’s ability to have too high of a concentration of its assets in non-exchange traded futures contracts or cleared swap contracts or concentrating its investments in too few counterparties, absent prior approval from the Board. Existing counterparties are reviewed periodically by the Board to ensure that they continue to meet the criteria outlined in the policies. The Board tasks USCF with assessing risks, including market risk, credit risk, liquidity risk, cash flow risk, basis risk, legal and tax risk, settlement risk, and operational risk.

The Board also determines compensation payable to employees of USCF, including the portfolio managers of each of USDHO and the Related Public Funds. The compensation of certain employees of USCF is, in part, based on the amount of assets under management by USDHO and the Related Public Funds. The Board feels that compensating certain employees, in part, based on the amount of assets under management is appropriate since having more assets in a fund generally reflects that investors perceive the fund’s investment objective is being met. There are certain risks that may arise as a result of a growth in assets under management. For example, if position limits are imposed on USDHO and the assets under management continue to increase, then USDHO may not be able to invest solely in the Benchmark Futures Contract and may have to invest in over-the-counter swap contracts or Other Diesel-Heating Oil-Related Investments as it seeks to track its benchmark. Other Futures Contracts in which USDHO may invest may not track changes in the price of the Benchmark Futures Contract. Other Diesel-Heating Oil-Related Investments, including over-the-counter swap contracts, may also expose USDHO to increased counterparty credit risk and may be less liquid and more difficult to value than Futures Contracts. USDHO and the Related Public Funds ameliorate the potential credit, liquidity and valuation risks by fully collateralizing any over-the-counter swap contracts or other investments. In making compensation decisions, the Board considers whether a compensation arrangement would expose USDHO or the Related Public Funds to additional risks and whether the risks posed by such arrangement are consistent with the best interests of USDHO’s investors.

Other Information

In addition to the certifications of the Chief Executive Officer and Chief Financial Officer of USCF filed or furnished with this annual report on Form 10-K regarding the quality of USDHO’s public disclosure, USDHO will submit, within 30 days after filing this annual report on Form 10-K, to the NYSE Arca a certification of the Chief Executive Officer of USCF certifying that he is not aware of any violation by USDHO of NYSE Arca corporate governance listing standards.

Item 11.	Executive Compensation.

Compensation to USCF and Other Compensation

USDHO does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of USDHO and other entities controlled by USCF. USDHO does not reimburse USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. USDHO pays fees to USCF pursuant to the LP Agreement under which it is obligated to pay USCF an annualized fee of 0.60% of its average daily net assets. For 2012, USDHO accrued aggregate management fees of $48,937.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2012 by the directors of USCF. USDHO’s portion of the aggregate fees paid to the directors for the year ended December 31, 2012 was $850.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Plan	All Other Compensation	Total
Management Directors
Nicholas Gerber	$0	NA	NA	NA	$0	$0	$0
Andrew F. Ngim	$0	NA	NA	NA	$0	$0	$0
Howard Mah	$0	NA	NA	NA	$0	$0	$0
Robert L. Nguyen(1)	$0	NA	NA	NA	$0	$0	$0
Independent Directors
Peter M. Robinson	$101,000	NA	NA	NA	$0	$0	$101,000
Gordon L. Ellis	$101,000	NA	NA	NA	$0	$0	$101,000
Malcolm R. Fobes III(2)	$121,000	NA	NA	NA	$0	$0	$121,000

(1)	Effective March 20, 2012, Robert L. Nguyen resigned as a Management Director of USCF.
(2)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation in recognition of the additional responsibilities he has undertaken in this role.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None of the directors or executive officers of USCF, nor the employees of USDHO, own any units of USDHO. In addition, USDHO is not aware of any 5% holder of its units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

USDHO has and will continue to have certain relationships with USCF and its affiliates. However, there have been no direct financial transactions between USDHO and the directors or officers of USCF that have not been disclosed herein. See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Any transaction with a related person that must be disclosed in accordance with SEC Regulation S-K item 404(a), including financial transactions by USDHO with directors or executive officers of USCF or holders of beneficial interests in USCF or USDHO of more than 5%, will be subject to the provisions regarding “Resolutions of Conflicts of Interest; Standard of Care” as set forth in Section 7.7 of the LP Agreement and will be reviewed and approved by the audit committee of the Board of USCF.

Director Independence

In February 2013, the Board undertook a review of the independence of the directors of USCF and considered whether any director has a material relationship or other arrangement with USCF, USDHO, or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14.	Principal Accountant Fees and Services.

The fees for services billed to USDHO by its independent auditors for the last two fiscal years are as follows:

	2012	2011
Audit fees	$25,000	$25,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$25,000	$25,000

Audit fees consist of fees paid to Spicer Jeffries LLP for (i) the audit of USDHO’s annual financial statements included in the annual report on Form 10-K, and review of financial statements included in the quarterly reports on Form 10-Q and certain of USDHO’s current reports on Form 8-K; (ii) the audit of USDHO’s internal control over financial reporting included in the annual report on Form 10-K; and (iii) services that are normally provided by the Independent Registered Public Accountants in connection with statutory and regulatory filings of registration statements.

Tax fees consist of fees paid to Spicer Jeffries LLP for professional services rendered in connection with tax compliance and partnership income tax return filings.

The audit committee has established policies and procedures which are intended to control the services provided by USDHO’s independent auditors and to monitor their continuing independence. Under these policies and procedures, no audit or permitted non-audit services (including fees and terms thereof), except for the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, may be undertaken by USDHO’s independent auditors unless the engagement is specifically pre-approved by the audit committee. The audit committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals must be presented to the full audit committee at its next scheduled meeting.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 65.
2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1(1)	Certificate of Amendment of Certificate of Limited Partnership of the Registrant.
3.2(2)	Second Amended and Restated Agreement of Limited Partnership.
3.3(3)	Fifth Amended and Restated Limited Liability Company Agreement of USCF.
10.1(4)	Form of Initial Authorized Purchaser Agreement.
10.2(5)	Marketing Agent Agreement.
10.3(6)	Amendment Agreement to the Marketing Agent Agreement.
10.4(2)	Second Amendment Agreement to the Marketing Agent Agreement.
10.5(7)	License Agreement.
10.6(8)	Third Amendment to License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
10.7(9)	Custodian Agreement.
10.8(10)	Amendment Agreement to the Custodian Agreement.
10.9(6)	Second Amendment Agreement to the Custodian Agreement.
10.10(9)	Administrative Agency Agreement.
10.11(10)	Amendment Agreement to the Administrative Agency Agreement.
10.12(6)	Second Amendment Agreement to the Adminstrative Agency Agreement.
10.13(11)	Form of United States Commodity Funds LLC Director Deferred Compensation Agreement.
14.1(2)	Code of Ethics.
31.1(2)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(2)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(2)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(2)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
99.1(1)	Customer Agreement for Futures Contracts.
101.INS(12)	XBRL Instance Document.
101.SCH(12)	XBRL Taxonomy Extension Schema.
101.CAL(12)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF(12)	XBRL Taxonomy Extension Definition Linkbase.
101.LAB(12)	XBRL Taxonomy Extension Label Linkbase.
101.PRE(12)	XBRL Taxonomy Extension Presentation Linkbase.
(1)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-162718) filed on July 23, 2012.
(2)	Filed herewith.
(3)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year ended December 31, 2011, filed on March 28, 2012.
(4)	Incorporated by reference to Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-142211) filed on February 15, 2008.

(5)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-162718) filed on October 28, 2009.
(6)	Incorporated by Reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012, filed on August 14, 2012.
(7)	Incorporated by reference to United States Natural Gas Fund, LP’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007, filed on June 1, 2007.
(8)	Incorporated by referent to the Registrant’s Current Report on Form 8-K, filed on October 24, 2011.
(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009, filed on November 16, 2009.
(10)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 31, 2009.
(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on April 1, 2010.
(12)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

Date: March 26, 2013

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: March 26, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Management Director	March 26, 2013
Nicholas D. Gerber

/s/ Howard Mah	Management Director	March 26, 2013
Howard Mah

/s/ Andrew Ngim	Management Director	March 26, 2013
Andrew Ngim

/s/ Peter M. Robinson	Independent Director	March 26, 2013
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	March 26, 2013
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	March 26, 2013
Malcolm R. Fobes III

