Form 10-Q
period 2013-06-30
United States Diesel-Heating Oil Fund, LP
filed 2013-08-14
CIK 1396877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2013.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34016

United States Diesel-Heating Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-8837345
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

UNITED STATES DIESEL-HEATING OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

United States Diesel-Heating Oil Fund, LP

Condensed Statements of Financial Condition

At June 30, 2013 (Unaudited) and December 31, 2012

	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents (Notes 2 and 5)	$5,583,142	$5,938,635
Equity in UBS Securities LLC trading accounts:
Cash and cash equivalents	657,550	433,948
Unrealized gain (loss) on open commodity futures contracts	(230,630)	173,628
Receivable from General Partner (Note 3)	44,900	87,974
Dividend receivable	86	83
Other assets	220,386	223,737

Total assets	$6,275,434	$6,858,005

Liabilities and Partners' Capital
Professional fees payable	$49,750	$100,211
General Partner management fees payable (Note 3)	3,095	3,388
Brokerage commissions payable	177	177
Other liabilities	453	446

Total liabilities	53,475	104,222

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	–	–
Limited Partners	6,221,959	6,753,783
Total Partners' Capital	6,221,959	6,753,783

Total liabilities and partners' capital	$6,275,434	$6,858,005

Limited Partners' units outstanding	200,000	200,000
Net asset value per unit	$31.11	$33.77
Market value per unit	$31.06	$33.73

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2013

	Number of Contracts	Unrealized Loss on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Heating Oil Futures HO August 2013 contracts, expiring July 2013*	52	$(230,630)	(3.71)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.06%, 11/21/2013	$250,000	$249,940	4.02

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	1,400,158	1,400,158	22.50
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	1,801,936	1,801,936	28.96
Total Money Market Funds		3,202,094	51.46
Total Cash Equivalents		$3,452,034	55.48

* Collateral amounted to $657,541 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2013 and 2012

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Income
Gain (loss) on trading of commodity contracts:
Realized loss on closed positions	$(85,613)	$(1,964,932)	$(97,411)	$(298,800)
Change in unrealized gain (loss) on open positions	(304,668)	544,862	(404,258)	(214,536)
Dividend income	268	277	522	456
Interest income	234	332	499	834
Other income	–	350	–	350

Total loss	(389,779)	(1,419,111)	(500,648)	(511,696)

Expenses
Professional fees	24,934	21,655	49,750	43,310
General Partner management fees (Note 3)	9,392	12,683	19,451	28,578
Registration fees	1,820	1,820	3,620	3,640
Brokerage commissions	1,036	1,417	2,088	3,114
Other expenses	573	725	1,167	1,534

Total expenses	37,755	38,300	76,076	80,176

Expense waiver (Note 3)	(22,592)	(18,485)	(44,900)	(36,164)

Net expenses	15,163	19,815	31,176	44,012

Net loss	$(404,942)	$(1,438,926)	$(531,824)	$(555,708)
Net loss per limited partnership unit	$(2.02)	$(5.40)	$(2.66)	$(2.45)
Net loss per weighted average limited partnership unit	$(2.02)	$(5.60)	$(2.66)	$(1.99)
Weighted average limited partnership units outstanding	200,000	257,143	200,000	278,571

See accompanying notes to condensed financial statements.

4

United States Diesel-Heating Oil Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the six months ended June 30, 2013

	General Partner	Limited Partners	Total

Balances, at December 31, 2012	$–	$6,753,783	$6,753,783
Net loss	–	(531,824)	(531,824)

Balances, at June 30, 2013	$–	$6,221,959	$6,221,959

Net Asset Value Per Unit:
At December 31, 2012			$33.77
At June 30, 2013			$31.11

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2013 and 2012

	Six months ended June 30, 2013	Six months ended June 30, 2012
Cash Flows to Operating Activities:
Net loss	$(531,824)	$(555,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in commodity futures trading account - cash and cash equivalents	(223,602)	(191,207)
Unrealized loss on open futures contracts	404,258	214,536
Decrease in receivable from General Partner	43,074	95,921
Increase in dividend receivable	(3)	(35)
Decrease in interest receivable	–	5
Decrease in other assets	3,351	3,243
Decrease in professional fees payable	(50,461)	(98,865)
Decrease in General Partner management fees payable	(293)	(2,141)
Increase in brokerage commissions payable	–	6
Increase in other liabilities	7	15
Net cash used in operating activities	(355,493)	(534,230)

Cash Flows to Financing Activities:
Addition of partnership units	–	–
Redemption of partnership units	–	(3,213,709)
Net cash used in financing activities	–	(3,213,709)

Net Decrease in Cash and Cash Equivalents	(355,493)	(3,747,939)

Cash and Cash Equivalents, beginning of period	5,938,635	8,629,549
Cash and Cash Equivalents, end of period	$5,583,142	$4,881,610

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended June 30, 2013 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Diesel-Heating Oil Fund, LP (formerly, the United States Heating Oil Fund, LP) (“USDHO”) was organized as a limited partnership under the laws of the state of Delaware on April 13, 2007. USDHO is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USDHO’s units traded on the American Stock Exchange (the “AMEX”). USDHO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership, as amended March 1, 2013 (the “LP Agreement”). The investment objective of USDHO is for the daily changes in daily percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of heating oil (also known as No. 2 fuel oil) for delivery to the New York harbor, as measured by the daily changes in the price of the futures contract for heating oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less USDHO’s expenses. It is not the intent of USDHO to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of heating oil or any particular futures contract based on heating oil. It is not the intent of USDHO to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of USDHO, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Diesel-Heating Oil-Related Investments (as defined below). USDHO accomplishes its objective through investments in futures contracts for heating oil, crude oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other diesel-heating oil-related investments such as cash-settled options on Futures Contracts, forward contracts for diesel-heating oil and over-the-counter transactions that are based on the price of diesel-heating oil, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Diesel-Heating Oil-Related Investments”). As of June 30, 2013, USDHO held 52 Futures Contracts for heating oil traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures.

Prior to August 1, 2012, USDHO was known as the United States Heating Oil Fund, LP. USCF believes that historically, the heating oil futures contract has been used by industry and financial participants as a way to hedge or invest in exposure to diesel fuel due to the close physical similarities between the two products. The NYMEX announced in April 2012 changes to the physical specifications of the heating oil contract which involves the reduction in the allowable amount of sulfur in heating oil down to the levels found in diesel fuel. In doing so, the NYMEX specifically referenced the desire to make the heating oil contract “…dual-use price benchmark for both the heating oil and on-road diesel markets.” Aside from the change of the name and designated CUSIP number effective August 1, 2012, no other change was made to USDHO.

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

From July 1, 2011 through June 30, 2013 (and continuing at least through May 1, 2014), the applicable transaction fee paid by Authorized Purchasers is $350 to USDHO for each order they place to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”); prior to July 1, 2011, this fee was $1,000. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per unit NAV of USDHO but rather at market prices quoted on such exchange.

In April 2008, USDHO initially registered 10,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 9, 2008, USDHO listed its units on the AMEX under the ticker symbol “UHN”. On that day, USDHO established its initial per unit NAV by setting the price at $50.00 and issued 200,000 units in exchange for $10,000,000. USDHO also commenced investment operations on April 9, 2008 by purchasing Futures Contracts traded on the NYMEX based on heating oil. As of June 30, 2013, USDHO had registered a total of 59,000,000 units.

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

In accordance with GAAP, USDHO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USDHO files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USDHO is not subject to income tax return examinations by major taxing authorities for years before 2009. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USDHO recording a tax liability that reduces net assets. However, USDHO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USDHO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended June 30, 2013.

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

Net Income (Loss) Per Unit

Net income (loss) per unit is the difference between the per unit NAV at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units added and redeemed based on the amount of time the units were outstanding during such period. There were no units held by USCF at June 30, 2013.

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

Ongoing Registration Fees and Other Offering Expenses

USDHO pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2013 and 2012, USDHO incurred $3,620 and $3,640, respectively, in registration fees and other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, USDHO entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, through October 19, 2011, USDHO and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined net assets of the funds and 0.02% for combined net assets above $1,000,000,000. On and after October 20, 2011, USDHO and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2013 and 2012, USDHO incurred $486 and $714, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USDHO’s audit expenses and tax accounting and reporting requirements are paid by USDHO. These costs are estimated to be $85,000 for the year ending December 31, 2013.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, USDHO pays all brokerage fees and other expenses in connection with the operation of USDHO, excluding costs and expenses paid by USCF as outlined in Note 4 below. USCF has voluntarily agreed to pay certain expenses normally borne by USDHO to the extent that such expenses exceed 0.15% (15 basis points) of USDHO’s NAV, on an annualized basis, through at least December 31, 2013. USCF has no obligation to continue such payments into subsequent periods. For the six months ended June 30, 2013, USCF waived $44,900 of USDHO’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4.

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

The above fee does not include the following expenses, which are also borne by USCF: the cost of placing advertisements in various periodicals; website construction and development; or the printing and production of various marketing materials.

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

USDHO has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”). The agreement requires UBS Securities to provide services to USDHO in connection with the purchase and sale of Futures Contracts and Other Diesel-Heating Oil-Related Investments that may be purchased and sold by or through UBS Securities for USDHO’s account. In accordance with the agreement, UBS Securities charges USDHO commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when USDHO issues units as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when USDHO redeems units as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. USDHO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Diesel-Heating Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the six months ended June 30, 2013, total commissions accrued to brokers amounted to $2,088. All of this amount was a result of rebalancing costs. By comparison, during the six months ended June 30, 2012, total commissions accrued to brokers amounted to $3,114. Of this amount, approximately $3,027 was a result of rebalancing costs and approximately $87 was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, was primarily due to USDHO’s smaller size in terms of net assets during the six months ended June 30, 2013. As an annualized percentage of average daily total net assets, the figure for the six months ended June 30, 2013 represents approximately 0.06% of average daily total net assets. By comparison, the figure for the six months ended June 30, 2012 represented approximately 0.06% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

All of the futures contracts held by USDHO were exchange-traded through June 30, 2013. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USDHO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USDHO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USDHO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USDHO’s cash in money market funds that seek to maintain a stable per unit NAV. USDHO is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2013 and December 31, 2012, USDHO held investments in money market funds in the amounts of $3,202,094 and $3,202,094, respectively. USDHO also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of June 30, 2013 and December 31, 2012, USDHO held cash deposits and investments in Treasuries in the amounts of $3,038,598 and $3,170,489, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should USDHO’s custodian and/or futures commission merchant cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the six months ended June 30, 2013 and 2012 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the six months ended June 30, 2013 (Unaudited)	For the six months ended June 30, 2012 (Unaudited)
Per Unit Operating Performance:
Net asset value, beginning of period	$33.77	$32.79
Total income (loss)	(2.50)	(2.29)
Net expenses	(0.16)	(0.16)
Net decrease in net asset value	(2.66)	(2.45)
Net asset value, end of period	$31.11	$30.34

Total Return	(7.88)%	(7.47)%

Ratios to Average Net Assets
Total income (loss)	(7.66)%	(5.34)%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	1.75%	1.08%
Expenses waived*	(1.39)%	(0.76)%
Net expenses excluding management fees*	0.36%	0.32%
Net income (loss)	(8.14)%	(5.80)%

*	Annualized

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

The following table summarizes the valuation of USDHO’s securities at June 30, 2013 using the fair value hierarchy:

At June 30, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$3,452,034	$3,452,034	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(230,630)	(230,630)	—	—

During the six months ended June 30, 2013, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USDHO’s securities at December 31, 2012 using the fair value hierarchy:

At December 31, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$3,502,081	$3,502,081	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	173,628	173,628	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2013	Fair Value At December 31, 2012
Futures - Commodity Contracts	Assets	$(230,630)	$173,628

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended June 30, 2013		For the six months ended June 30, 2012
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized loss on closed positions	$(97,411)		$(298,800)

	Change in unrealized loss on open positions		$(404,258)		$(214,536)

NOTE 8 — SUBSEQUENT EVENTS

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for any one-month in the Benchmark Futures Contract is 5,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts for investments in futures contracts for heating oil. In addition, ICE Futures maintains the same accountability levels, position limits and monitoring authority for its heating oil contract as the NYMEX. If USDHO and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contracts for diesel-heating oil, the NYMEX and ICE Futures will monitor USDHO’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USDHO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USDHO could be ordered to reduce its aggregate net position back to the accountability level. As of June 30, 2013, USDHO held 52 Heating Oil Futures HO Contracts traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures. For the six months ended June 30, 2013, USDHO did not exceed accountability levels on the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and positions limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USDHO will run up against such position limits because USDHO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the six months ended June 30, 2013, USDHO did not exceed any position limits imposed by the NYMEX and the ICE Futures.

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

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (which are referred to in the Dodd-Frank Act as “derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular contract. On November 28, 2012, the CFTC issued its final clearing determination requiring that certain credit default swaps and interest rate swaps be cleared by registered DCOs. This is the CFTC’s first clearing determination under the Dodd-Frank Act and became effective on February 11, 2013. Beginning on March 11, 2013, “swap dealers,” “major swap participants” and certain active funds were required to clear certain credit default swaps and interest rate swaps; and beginning on June 10, 2013, commodity pools, certain private funds and entities predominantly engaged in financial activities were required to clear the same types of swaps. As a result, if USDHO enters into or has entered into certain interest rate and credit default swaps on or after June 10, 2013, such swaps will be required to be centrally cleared. Determination on other types of swaps are expected in the future, and, when finalized, could require USDHO to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the clearing organization, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.”

On April 11, 2013, the CFTC published a final rule to exempt swaps between certain affiliated entities within a corporate group from the clearing requirement. The rule permits affiliated counterparties to elect not to clear a swap subject to the clearing requirement if, among other things, the counterparties are majority-owned affiliates whose financial statements are included in the same consolidated financial statements and whose swaps are documented and subject to a centralized risk management program. However, the exemption does not apply to swaps entered into by affiliated counterparties with unaffiliated counterparties.

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

Additionally, the CFTC published rules on February 17, 2012 and April 3, 2012 that require “swap dealers” and “major swap participants” to: 1) adhere to business conduct standards, 2) implement policies and procedures to ensure compliance with the CEA and 3) maintain records of such compliance. These new requirements may impact the documentation requirements for both cleared and non-cleared swaps and cause swap dealers and major swap participants to face increased compliance costs that, in turn, may be passed along to counterparties (such as USDHO) in the form of higher fees and expenses that related to trading swaps. On July 27, 2013, the Division of Swap Dealer and Intermediary Oversight issued a time-limited no-action letter delaying the implementation of some of the documentation requirements placed on “swap dealers” and “major swap participants” for certain foreign-exchange forwards and swaps until September 1, 2013.

On April 5, 2013, the CFTC’s Division of Clearing and Risk issued a letter granting no-action relief from certain swap data reporting requirements for swaps entered into between affiliated counterparties. In general, the letter grants relief from, among others: real-time, historical and regular swap reporting (under Part 43, Part 45 and Part 46 of the CFTC’s regulations, respectively).

On April 9, 2012, the CFTC’s Division of Market Oversight issued a letter granting time-limited no-action relief to non-swap dealer, non-major swap participant counterparties from the real-time, regular and historical swap reporting requirements (under Part 43, Part 45 and Part 46 of the CFTC’s regulations, respectively). The regular reporting requirements (Part 45 of the CFTC regulations) for interest rate and credit swaps of a financial entity (including a commodity pool such as USDHO) began on April 10, 2013. The letter delays implementation of the reporting requirements based upon the asset class underlying the swap and the classification of the reporting counterparty. For a financial entity (including a commodity pool such as USDHO), regular reporting requirements for equity, foreign exchange and other commodity swaps (including swaps on diesel-heating oil) began on May 29, 2013 and reporting of all historical swaps for all asset classes begins on September 30, 2013.

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

Price Movements

Diesel-heating oil futures prices were volatile during the six months ended June 30, 2013 with a general downward trend during the period. The price of the Benchmark Futures Contract started the period at $3.0318 per gallon. It hit a peak on February 8, 2013 at a price of $3.2384 per gallon. The low of the period was on April 17, 2013, when the price dropped to $2.7295 per gallon. The period ended with the Benchmark Futures Contract at $2.8588 per gallon, a decrease of approximately 5.71% over the period. USDHO’s per unit NAV began the period at $33.77 and ended the period at $31.11 on June 30, 2013, a decrease of approximately 7.88% over the period. USDHO’s per unit NAV reached its high for the period on February 8, 2013 at $36.11 and reached its low for the period on April 17, 2013 at $29.70. The Benchmark Futures Contract prices listed above began with the February 2013 contract and ended with the August 2013 contract. The decrease of approximately 5.71% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USDHO seeks to track, which are more fully described below in the section titled “Tracking USDHO’s Benchmark.”

During the six months ended June 30, 2013, the diesel-heating oil futures market exhibited periods of both contango and backwardation. When the market is in a state of contango, the near month Futures Contract is typically lower than the price of the next month Futures Contract, or contracts further away from expiration. During periods of backwardation, the near month Futures Contract is typically higher than the price of the next month Futures Contract, or contracts further away from expiration For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Diesel-Heating Oil Futures Prices and the Impact on Total Returns” below.

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

Since its initial offering of 10,000,000 units, USDHO has registered one subsequent offering of its units: 50,000,000 units which were registered with the SEC on April 30, 2010. Units offered by USDHO in the subsequent offering were sold by it for cash at the units’ per unit NAV as described in the applicable prospectus. As of June 30, 2013, USDHO had issued 1,000,000 units, 200,000 of which were outstanding. As of June 30, 2013, there were 59,000,000 units registered but not yet issued.

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

As of June 30, 2013, USDHO had the following authorized purchasers: Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse USA LLC, Deutsche Bank Securities Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., NewEdge USA LLC, Nomura Securities International Inc., RBC Capital Markets Corporation, SG Americas Securities LLC and Virtu Financial Capital Markets.

For the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

As of June 30, 2013, the total unrealized loss on Futures Contracts owned or held on that day was $230,630 and USDHO established cash deposits and investments in short term obligations of the United States of two years or less (“Treasuries”) and money market funds that were equal to $6,240,692. USDHO held 89.46% of its cash assets in overnight deposits and investments in money market funds at its custodian bank, while 10.54% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased at the FCM. The ending per unit NAV on June 30, 2013 was $31.11.

By comparison, as of June 30, 2012, the total unrealized gain on Futures Contracts owned or held on that day was $133,560 and USDHO established cash deposits and investments in Treasuries and money market funds that were equal to $5,717,255. USDHO held 85.38% of its cash assets in overnight deposits and investments in money market funds at its custodian bank, while 14.62% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased at the FCM. The increase in cash assets in overnight deposits and investments in Treasuries and money market funds for June 30, 2013, as compared to June 30, 2012, was primarily the result of USDHO’s larger size on June 30, 2013. The ending per unit NAV on June 30, 2012 was $30.34. The increase in the per unit NAV for June 30, 2013, as compared to June 30, 2012, was primarily a result of the increase in the value of the futures contracts held by UHN between June 30, 2012 and June 30, 2013.

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

During the six months ended June 30, 2013, the average daily total net assets of USDHO were $6,537,279. The management fee incurred by USDHO during the period amounted to $19,451. By comparison, during the six months ended June 30, 2012, the average daily total net assets of USDHO were $9,578,231. The management fee paid by USDHO during the period amounted to $28,578.

In addition to the management fee, USDHO pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for the six months ended June 30, 2013 was $56,625, as compared to $51,598 for the six months ended June 30, 2012. The increase in gross total expenses excluding management fees for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, was primarily due to increased tax reporting, audit, licensing and other fees during the six months ended June 30, 2013. USDHO incurred $3,620 and $3,640 in ongoing registration fees and other expenses relating to the registration and offering of additional units for the six months ended June 30, 2013 and 2012, respectively. The decrease in registration fees and expenses incurred by USDHO for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, was due to one extra day in the reporting period for the six months ended June 30, 2012. During the six months ended June 30, 2013 and 2012, an expense waiver was in effect which offset certain of the expenses incurred by USDHO. The total amount of the expense waiver was $44,900 for the six months ended June 30, 2013 and $36,164 for the six months ended June 30, 2012. For the six months ended June 30, 2013 and 2012, the expenses of USDHO, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $76,076 and $80,176, respectively, and after allowance for the expense waiver, totaled $31,176 and $44,012, respectively.

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

USDHO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Diesel-Heating Oil-Related Investments or Treasuries. During the six months ended June 30, 2013, total commissions accrued to brokers amounted to $2,088. All of this amount was a result of rebalancing costs. By comparison, during the six months ended June 30, 2012, total commissions accrued to brokers amounted to $3,114. Of this amount, approximately $3,027 was a result of rebalancing costs and approximately $87 was the result of trades necessitated by creation and redemption activity. All of this amount was a result of rebalancing costs. The decrease in the total commissions accrued to brokers for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, was primarily due to USDHO’s smaller average size in terms of net assets during the six months ended June 30, 2013. As an annualized percentage of average daily total net assets, the figure for the six months ended June 30, 2013 represents approximately 0.06% of average daily total net assets. By comparison, the figure for the six months ended June 30, 2012 represented approximately 0.06% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USDHO’s audit expenses and tax accounting and reporting requirements are paid by USDHO. These costs are estimated to be $85,000 for the year ending December 31, 2013. USCF has voluntarily agreed to pay certain expenses normally borne by USDHO to the extent that such expenses exceed 0.15% (15 basis points) of USDHO’s NAV, on an annualized basis, through at least December 31, 2013. USCF has no obligation to continue such payments into subsequent periods. For the six months ended June 30, 2013, USCF waived $44,900 of USDHO’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

Dividend and Interest Income. USDHO seeks to invest its assets such that it holds Futures Contracts and Other Diesel-Heating Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USDHO to pay the full amount of the contract value at the time of purchase, but rather require USDHO to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USDHO retains an amount that is approximately equal to its total net assets, which USDHO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with USDHO’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the six months ended June 30, 2013, USDHO earned $1,021 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USDHO’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. USDHO purchased Treasuries during the six months ended June 30, 2013 and also held cash and/or cash equivalents during this time period. By comparison, for the six months ended June 30, 2012, USDHO earned $1,290 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USDHO’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. USDHO purchased Treasuries during the six months ended June 30, 2012 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments held by USDHO, including cash, cash equivalents and Treasuries, were similar during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. As a result, the amount of income earned by USDHO as a percentage of average daily total net assets was essentially flat during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

For the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Portfolio Expenses. During the three months ended June 30, 2013, the average daily total net assets of USDHO were $6,278,411. The management fee incurred by USDHO during the period amounted to $9,392. By comparison, during the three months ended June 30, 2012, the average daily total net assets of USDHO were $8,501,677. The management fee paid by USDHO during the period amounted to $12,683.

In addition to the management fee, USDHO pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for the three months ended June 30, 2013 was $28,363, as compared to $25,617 for the three months ended June 30, 2012. The increase in gross total expenses excluding management fees for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, was primarily due to increased tax reporting, audit, licensing and other fees during the three months ended June 30, 2013. USDHO incurred $1,820 and $1,820 in ongoing registration fees and other expenses relating to the registration and offering of additional units for the three months ended June 30, 2013 and 2012, respectively. The registration fees and expenses incurred by USDHO for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, were the same. During the three months ended June 30, 2013 and 2012, an expense waiver was in effect which offset certain of the expenses incurred by USDHO. The total amount of the expense waiver was $22,592 for the three months ended June 30, 2013 and $18,485 for the three months ended June 30, 2012. For the three months ended June 30, 2013 and 2012, the expenses of USDHO, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $37,755 and $38,300, respectively, and after allowance for the expense waiver, totaled $15,163 and $19,815, respectively.

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

USDHO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Diesel-Heating Oil-Related Investments or Treasuries. During the three months ended June 30, 2013, total commissions accrued to brokers amounted to $1,036. All of this amount was a result of rebalancing costs. By comparison, during the three months ended June 30, 2012, total commissions accrued to brokers amounted to $1,417. Of this amount, approximately $1,330 was a result of rebalancing costs and approximately $87 was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, was primarily due to USDHO’s smaller size in terms of net assets during the three months ended June 30, 2013. As an annualized percentage of average daily total net assets, the figure for the three months ended June 30, 2013 represents approximately 0.07% of average daily total net assets. By comparison, the figure for the three months ended June 30, 2012 represented approximately 0.07% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USDHO’s audit expenses and tax accounting and reporting requirements are paid by USDHO. These costs are estimated to be $85,000 for the year ending December 31, 2013. USCF has voluntarily agreed to pay certain expenses normally borne by USDHO to the extent that such expenses exceed 0.15% (15 basis points) of USDHO’s NAV, on an annualized basis, through at least December 31, 2013. USCF has no obligation to continue such payments into subsequent periods. For the three months ended June 30, 2013, USCF waived $22,592 of USDHO’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

Dividend and Interest Income. USDHO seeks to invest its assets such that it holds Futures Contracts and Other Diesel-Heating Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USDHO to pay the full amount of the contract value at the time of purchase, but rather require USDHO to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USDHO retains an amount that is approximately equal to its total net assets, which USDHO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with USDHO’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended June 30, 2013, USDHO earned $502 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USDHO’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. USDHO purchased Treasuries during the three months ended June 30, 2013 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended June 30, 2012, USDHO earned $609 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USDHO’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. USDHO purchased Treasuries during the three months ended June 30, 2012 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments held by USDHO, including cash, cash equivalents and Treasuries, were similar during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. As a result, the amount of income earned by USDHO as a percentage of average daily total net assets was essentially flat during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

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

For the 30-valuation days ended June 28, 2013, the simple average daily change in the Benchmark Futures Contract was (0.044)%, while the simple average daily change in the per unit NAV of USDHO over the same time period was (0.048)%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per unit NAV was (0.594)%, meaning that over this time period USDHO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USDHO’s per unit NAV versus the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended June 28, 2013, the last trading day in June. The second chart below shows the monthly total returns of USDHO as compared to the monthly value of the Benchmark Futures Contract since inception.

Since the commencement of the offering of USDHO’s units to the public on April 9, 2008 to June 30, 2013, the simple average daily change in the Benchmark Futures Contract was (0.012)%, while the simple average daily change in the per unit NAV of USDHO over the same time period was (0.014)%. The average daily difference was 0.002% (or 0.2 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per unit NAV was (0.861)%, meaning that over this time period USDHO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the six months ended June 30, 2013, the actual total return of USDHO as measured by changes in its per unit NAV was (7.88)%. This is based on an initial per unit NAV of $33.77 as of December 31, 2012 and an ending per unit NAV as of June 30, 2013 of $31.11. During this time period, USDHO made no distributions to its unitholders. However, if USDHO’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, USDHO would have had an estimated per unit NAV of $31.25 as of June 30, 2013, for a total return over the relevant time period of (7.46)%. The difference between the actual per unit NAV total return of USDHO of (7.88)% and the expected total return based on the Benchmark Futures Contract of (7.46)% was an error over the time period of (0.42)%, which is to say that USDHO’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USDHO pays, offset in part by the income that USDHO collects on its cash and cash equivalent holdings. During the six months ended June 30, 2013, USDHO earned dividend and interest income of $1,021, which is equivalent to a weighted average income rate of approximately 0.03% for such period. During the six months ended June 30, 2013, USDHO did not collect any fees from its Authorized Purchasers for creating or redeeming baskets of units. During the six months ended June 30, 2013, USDHO incurred net expenses of $31,176. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(30,155), which is equivalent to an annualized weighted average net income rate of approximately (0.93)% for the six months ended June 30, 2013.

By comparison, for the six months ended June 30, 2012, the actual total return of USDHO as measured by changes in its per unit NAV was (7.47)%. This was based on an initial per unit NAV of $32.79 as of December 31, 2011 and an ending per unit NAV as of June 30, 2012 of $30.34. During this time period, USDHO made no distributions to its unitholders. However, if USDHO’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, USDHO would have had an estimated per unit NAV of $30.47 as of June 30, 2012, for a total return over the relevant time period of (7.08)%. The difference between the actual per unit NAV total return of USDHO of (7.47)% and the expected total return based on the Benchmark Futures Contract of (7.08)% was an error over the time period of (0.39)%, which is to say that USDHO’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USDHO paid, offset in part by the income that USDHO collected on its cash and cash equivalent holdings. During the six months ended June 30, 2012, USDHO earned dividend and interest income of $1,290, which was equivalent to a weighted average income rate of approximately 0.03% for such period. In addition, during the six months ended June 30, 2012, USDHO also collected $350 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USDHO’s actual total return. During the six months ended June 30, 2012, USDHO incurred net expenses of $44,012. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(42,372) which was equivalent to an annualized weighted average net income rate of approximately (0.89)% for the six months ended June 30, 2012.

There are currently three factors that have impacted or are most likely to impact USDHO’s ability to accurately track its Benchmark Futures Contract.

First, USDHO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which USDHO executes the trade. In that case, USDHO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per unit NAV of USDHO to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2013, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USDHO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USDHO’s attempt to track the Benchmark Futures Contract over time.

Second, USDHO earns dividend and interest income on its cash, cash equivalents and Treasuries. USDHO is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the six months ended June 30, 2013. Interest payments, and any other income, were retained within the portfolio and added to USDHO’s NAV. When this income exceeds the level of USDHO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USDHO will realize a net yield that will tend to cause daily changes in the per unit NAV of USDHO to track slightly higher than daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2013, USDHO earned, on an annualized basis, approximately 0.03% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees, approximately 0.06% in brokerage commission costs related to the purchase and sale of futures contracts, and approximately 0.30% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.93)% and affected USDHO’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per unit NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by USDHO will continue to be higher than interest earned by USDHO. As such, USCF anticipates that USDHO will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by USDHO.

Third, USDHO may hold Other Diesel-Heating Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per unit NAV of USDHO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2013, USDHO did not hold any Other Diesel-Heating Oil-Related Investments. If USDHO increases in size, and due to its obligations to comply with regulatory limits, USDHO may invest in Other Diesel-Heating Oil-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the next month diesel-heating oil futures contract from the dollar price of the near month diesel-heating oil futures contract. If the resulting number is a positive number, then the price of the near month contract is higher than the price of the next month and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the price of the next month and the market could be described as being in contango. The chart below shows the results from subtracting the next month contract price from the price of the near month contract for the 10-year period between June 30, 2003 and June 30, 2013. Investors will note that the near month diesel-heating oil futures contract spent time in both backwardation and contango. Investors will further note that the markets display a very seasonal pattern that corresponds to the seasonal demand patterns for diesel-heating oil mentioned above. That is, in many, but not all cases, the price of the near month is higher than the next month during the middle of the winter months as the price of diesel-heating oil for delivery in those winter months rises to meet peak demand. At the same time, the price of the near month contract, when that month is just before the onset of fall, does not rise as far or as fast as the price of a next month contract whose delivery falls closer to the start of the winter season.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of USDHO is not to have the market price of its units match, dollar for dollar, changes in the spot price of diesel-heating oil, contango and backwardation have impacted the total return on an investment in USDHO units during the past year relative to a hypothetical direct investment in diesel-heating oil. For example, an investment in USDHO units made on December 31, 2012 and held to June 30, 2013 decreased, based upon the changes in the per unit NAV for USDHO units on those days, by approximately 7.88%, while the spot price of diesel-heating oil for immediate delivery during the same period decreased by 5.71%. By comparison, an investment in USDHO units made on December 31, 2011 and held to June 30, 2012 decreased, based upon the changes in the per unit NAV for USDHO units on those days, by approximately 7.47%, while the spot price of diesel-heating oil for immediate delivery during the same period decreased by 6.87%. (note: this comparison ignores the potential costs associated with physically owning and storing diesel-heating oil, which could be substantial).

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

Heating Oil Market. During the six months ended June 30, 2013, the price of heating oil in the United States was impacted by several factors. In particular, USCF believes that rising crude oil prices in the United States were partially offset by a reduction in refinery capacity on the East Coast of the United States, near the New York harbor where the Benchmark Futures Contract is priced. During the six months ended June 30, 2013, the price of heating oil in the United States, as measured by changes in the price of the futures contract traded on the NYMEX that was closest to expiration, fell by approximately 5.71% from $3.0318 per gallon to $2.8588 per gallon. Investors are cautioned that these represent prices for heating oil on a wholesale basis and should not be directly compared to retail prices.

Crude Oil Market. During the six months ended June 30, 2013, crude oil prices were impacted by several factors. On the consumption side, demand moderated inside and outside the United States as global economic growth, including emerging economies such as China and India, showed signs of slowing economic growth. Europe in particular showed signs of weakness as the ongoing financial and banking crisis raised concerns during the first quarter of 2013. On the supply side, efforts to reduce production by the Organization of the Petroleum Exporting Countries (“OPEC”) to more closely match global consumption were partially successful. In the summer of 2011, production had been disrupted by political unrest in the Middle East, particularly Libya, which reduced global supply by approximately 1.8 million barrels per day. A partial resolution of the Libyan situation has reduced concerns regarding the global supply of crude oil. However, continuing concerns about the political standoff with Iran have left the market subject to bouts of heightened volatility as OPEC’s ability to replace Iranian oil currently subject to embargo is not unlimited. In recent years, oil production in the United States has increased, particularly in the Midwest. However, limits on oil transportation infrastructure, including pipelines, have made it more difficult for the increased production to move to the centers of refining, often leading to a build-up in crude oil inventory in the U.S. Midwest. The result is that crude oil prices in the middle of the United States, where the pricing point of the light, sweet crude oil contract is located, have tended to trade at a lower price than crude oil in other parts of the United States or globally. United States crude oil prices finished the second quarter of 2013 approximately 5.2% higher than at the beginning of the year, as the global economy continues to adjust to periods of slow recovery and economic growth. USCF believes that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels, while any military actions involving Iran would likely have the opposite effect.

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

For the ten-year time period between June 30, 2003 and June 30, 2013, the table below compares the monthly movements of diesel-heating oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of diesel-heating oil on a monthly basis was not strongly correlated, positively or negatively, with the movements of natural gas, large cap U.S. equities, global equities or U.S. government bonds. However, movements in diesel-heating oil had a strong positive correlation to movements in crude oil and unleaded gasoline.

Correlation Matrix June 30, 2003-2013	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Natural Gas	Diesel-Heating Oil
Large Cap U.S. Equities (S&P 500)	1.00	(0.288)	0.962	0.423	0.276	0.100	0.388
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.00	(0.264)	(0.303)	(0.265)	0.012	(0.251)
Global Equities (FTSE World Index)			1.00	0.491	0.320	0.147	0.459
Crude Oil				1.00	0.736	0.323	0.868
Unleaded Gasoline					1.00	0.263	0.764
Natural Gas						1.00	0.387
Diesel-Heating Oil							1.00

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one-year period ended June 30, 2013, diesel-heating oil continued to have a stronger positive correlation with unleaded gasoline and crude oil. During this period, diesel-heating oil also have a negative correlation with the movements of natural gas in contrast with the weaker positive correlation it had displayed over the ten-year period ended June 30, 2013. The correlation between diesel-heating oil and both large cap U.S. equities and global equities, which had been essentially non-correlated over the ten-year period ended June 30, 2013, displayed results that indicated that they had a positive, yet weaker, correlation over this shorter time period. Finally, the results showed that diesel-heating oil and U.S. government bonds, which had weak negative correlation for the ten-year period ended June 30, 2013, were essentially non-correlated over this more recent time period.

Correlation Matrix 12 months ended June 30, 2013	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Natural Gas	Diesel-Heating Oil
Large Cap U.S. Equities (S&P 500)	1.00	(0.001)	0.785	0.314	0.658	0.170	0.138
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.00	0.300	(0.158)	(0.102)	0.521	(0.027)
Global Equities (FTSE World Index)			1.00	0.211	0.463	0.266	0.222
Crude Oil				1.00	0.671	(0.477)	0.752
Unleaded Gasoline					1.00	(0.047)	0.533
Natural Gas						1.00	(0.371)
Diesel-Heating Oil							1.00

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

USDHO currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 units (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USDHO has allocated substantially all of its net assets to trading in Diesel-Heating Oil Interests. USDHO invests in Diesel-Heating Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Diesel-Heating Oil-Related Investments. A significant portion of USDHO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Diesel-Heating Oil Interests. The balance of the assets is held in USDHO’s account at its custodian bank and in Treasuries at the FCM. Income received from USDHO’s money market funds and Treasuries is paid to USDHO. During the six months ended June 30, 2013, USDHO’s expenses exceeded the income USDHO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2013, USDHO used other assets to pay expenses which would cause a drop in USDHO’s NAV over time. To the extent expenses exceed income, USDHO’s NAV will be negatively impacted.

USDHO’s investments in Diesel-Heating Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USDHO from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2013, USDHO was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USDHO cannot predict whether such an event may occur in the future.

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

As of June 30, 2013, USDHO held cash deposits and investments in Treasuries and money market funds in the amount of $6,240,692 with the custodian and FCM. Some or all of this amount may be subject to loss should USDHO’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of June 30, 2013, USDHO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USDHO. While USDHO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USDHO’s financial position.

European Sovereign Debt

USDHO had no direct exposure to European sovereign debt as of June 30, 2013 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of June 30, 2013, USDHO’s portfolio consisted of 52 Heating Oil Futures HO Contracts traded on the NYMEX. As of June 30, 2013, USDHO did not hold any Futures Contracts traded on ICE Futures. For a list of USDHO’s current holdings, please see USDHO’s website at www.unitedstatesdieselheatingoilfund.com.

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

During the six months ended June 30, 2013, USDHO did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during such period, USDHO was not exposed to counterparty risk.

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

Date: August 14, 2013

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 14, 2013

