Form 10-K
period 2013-12-31
United States Diesel-Heating Oil Fund, LP
filed 2014-03-26
CIK 1396877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2013.

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

(510) 522-9600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Shares of United States Diesel-Heating Oil Fund, LP	NYSE Arca, Inc.
(Title of each class)	(Name of exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2013 was: $6,212,000.

The registrant had 150,000 outstanding shares as of March 24, 2014.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

UNITED STATES DIESEL-HEATING OIL FUND, LP

Part I

Item 1.        Business.

What is UHN?

The United States Diesel-Heating Oil Fund, LP (formerly, the United States Heating Oil Fund, LP) (“UHN”) is a Delaware limited partnership organized on April 12, 2007. UHN maintains its main business office at 1999 Harrison Street, Suite 1530, Oakland, California 94612. UHN is a commodity pool that issues limited partnership interests (“shares”) traded on the NYSE Arca, Inc. (the “NYSE Arca”). It operates pursuant to the terms of the Second Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (as amended from time to time, the “LP Agreement”), which grants full management control to its general partner, United States Commodity Funds LLC (“USCF”).

The investment objective of UHN is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of heating oil (also known as No. 2 fuel oil) for delivery to the New York harbor, as measured by the daily changes in the price of the futures contract for heating oil traded on the NYMEX, that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), less UHN’s expenses. It is not the intent of UHN to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of heating oil or any particular futures contract based on heating oil. It is not the intent of UHN to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Heating Oil Related Investments (as defined below). UHN’s shares began trading on April 9, 2008. USCF is the general partner of UHN and is responsible for the management of UHN.

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. USCF maintains its main business office at 1999 Harrison Street, Suite 1530, Oakland, California 94612. USCF is a wholly owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”). Mr. Nicholas Gerber (discussed below) controls Wainwright by virtue of his ownership or control of a majority of Wainwright’s shares. Wainwright is a holding company that previously owned an insurance company organized under Bermuda law (which has been liquidated) and a registered investment adviser firm named Ameristock Corporation, which has been distributed to the Wainwright shareholders. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005 and as a Swaps Firm on August 8, 2013.

USCF also serves as general partner or sponsor of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”), the United States Short Oil Fund, LP (“DNO”), the United States 12 Month Natural Gas Fund, LP (“UNL”), the United States Brent Oil Fund, LP (“BNO”), the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the United States Metals Index Fund (“USMI”). USO, UNG, USL, UGA, DNO, UNL, BNO, USCI, CPER, USAG and USMI are actively operating funds and all are listed on the NYSE Arca. All funds listed previously are referred to collectively herein as the “Related Public Funds.” The Related Public Funds are subject to reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For more information about each of the Related Public Funds, investors in UHN may call 1.800.920.0259 or visit www.unitedstatescommodityfunds.com or the U.S. Securities and Exchange Commission’s (the “SEC”) website at www.sec.gov.

USCF previously filed registration statements to register shares of the United States Sugar Fund (“USSF”), the United States Natural Gas Double Inverse Fund (“UNGD”), the United States Gasoil Fund (“USGO”) and the United States Asian Commodities Basket Fund (“UAC”), each of which is a series of the United States Commodity Funds Trust I, and the US Golden Currency Fund (“HARD”), a series of the United States Currency Funds Trust. On December 30, 2013, USCF withdrew the registration statements for USSF, UNGD, USGO and UAC effective December 31, 2013. On January 27, 2014, USCF withdrew the registration statement for HARD. HARD was never available to the public, and at the time of withdrawal, HARD was still in the process of review by various regulatory agencies which have regulatory authority over USCF and HARD.

USCF is required to evaluate the credit risk of UHN to the futures commission merchant (“FCM”), oversee the purchase and sale of UHN’s shares by certain authorized purchasers (“Authorized Purchasers”), review daily positions and margin requirements of UHN and manage UHN’s investments. USCF also pays the fees of ALPS Distributors, Inc., which serves as the marketing agent for UHN (the “Marketing Agent”), and Brown Brothers Harriman & Co. (“BBH&Co.”), which serves as the administrator (the “Administrator”) and the custodian (the “Custodian”) for UHN.

Limited partners have no right to elect USCF as the general partner on an annual or any other continuing basis. If USCF voluntarily withdraws as general partner, however, the holders of a majority of UHN’s outstanding shares (excluding for purposes of such determination shares owned, if any, by the withdrawing USCF and its affiliates) may elect its successor. USCF may not be removed as general partner except upon approval by the affirmative vote of the holders of at least 66 and 2/3 percent of UHN’s outstanding shares (excluding shares owned, if any, by USCF and its affiliates), subject to the satisfaction of certain conditions set forth in the LP Agreement.

The business and affairs of USCF are managed by a board of directors (the “Board”), which is comprised of three management directors (the “Management Directors”), some of whom are also its executive officers, and three independent directors who meet the independent director requirements established by the NYSE Arca Equities Rules and the Sarbanes-Oxley Act of 2002. The Management Directors have the authority to manage USCF pursuant to its LLC Agreement, as amended from time to time. Through its Management Directors, USCF manages the day-to-day operations of UHN. The Board has an audit committee which is made up of the three independent directors (Peter M. Robinson, Gordon L. Ellis and Malcolm R. Fobes III). For additional information relating to the audit committee, please see “Item 10. Directors, Executive Officers and Corporate Governance – Audit Committee” in this annual report on Form 10-K.

How Does UHN Operate?

An investment in the shares provides a means for diversifying an investor’s portfolio or hedging exposure to changes in diesel-heating oil prices. An investment in the shares allows both retail and institutional investors to easily gain this exposure to the diesel-heating oil market in a transparent, cost-effective manner.

The net assets of UHN consist primarily of investments in futures contracts for diesel-heating oil, but may also consist of investments in futures contracts for crude oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”), and to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, in other diesel-heating oil-related investments such as cash-settled options on Futures Contracts, forward contracts for diesel-heating oil, cleared swap contracts and non-exchange traded (“over-the-counter”) transactions that are based on the price of diesel-heating oil, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Diesel-Heating Oil-Related Investments”). Market conditions that USCF currently anticipates could cause UHN to invest in Other Diesel-Heating Oil-Related Investments include those allowing UHN to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Diesel-Heating Oil-Related Investments collectively are referred to as “Diesel-Heating Oil Interests” in this annual report on Form 10-K. UHN invests substantially the entire amount of its assets in Futures Contracts while supporting such investments by holding the amounts of its margin, collateral and other requirements relating to these obligations in short-term obligations of the United States of two years or less (“Treasuries”), cash and cash equivalents. The daily holdings of UHN are available on UHN’s website at www.unitedstatescommodityfunds.com.

The investment objective of UHN is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the spot price of heating oil, for delivery to the New York harbor (also known as No. 2 fuel), as measured by the daily changes in the price of the futures contract for heating oil, traded on the NYMEX that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), less UHN’s expenses. It is not the intent of UHN to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of heating oil or any particular futures contract based on heating oil. It is not the intent of UHN to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. UHN may invest in interests other than the Benchmark Futures Contract to comply with accountability levels and position limits. For a detailed discussion of accountability levels and position limits, see “Item 1. Business – What are Futures Contracts?” below in this annual report on Form 10-K.

USCF employs a “neutral” investment strategy in order to track changes in the price of the Benchmark Futures Contract regardless of whether the price goes up or goes down. UHN’s “neutral” investment strategy is designed to permit investors generally to purchase and sell UHN’s shares for the purpose of investing indirectly in diesel-heating oil in a cost-effective manner, and/or to permit participants in the diesel-heating oil or other industries to hedge the risk of losses in their diesel-heating oil-related transactions. Accordingly, depending on the investment objective of an individual investor, the risks generally associated with investing in diesel-heating oil and/or the risks involved in hedging may exist. In addition, an investment in UHN involves the risk that the changes in the price of UHN’s shares will not accurately track the changes in the Benchmark Futures Contract, and that changes in the Benchmark Futures Contract will not closely correlate with changes in the spot prices of diesel-heating oil.

The Benchmark Futures Contract is changed from the near month contract to expire to the next month contract to expire during one day each month. On that day, USCF closes or sells UHN’s Diesel-Heating Oil Interests and also reinvests or “rolls” in new Diesel-Heating Oil Interests.

The anticipated monthly dates on which the Benchmark Futures Contract will be changed and UHN’s Diesel-Heating Oil Interests will be “rolled” in, are posted on UHN’s website at www.unitedstatescommodityfunds.com, and are subject to change without notice.

UHN’s total portfolio composition is disclosed on its website each business day that the NYSE Arca is open for trading. The website disclosure of portfolio holdings is made daily and includes, as applicable, the name and value of each diesel-heating oil interest, the specific types of Other Diesel-Heating Oil-Related Investments and characteristics of such Other Diesel-Heating Oil-Related Investments, the name and value of each Treasury and cash equivalent, and the amount of cash held in UHN’s portfolio. UHN’s website is publicly accessible at no charge. UHN’s assets used for margin and collateral are held in segregated accounts pursuant to the Commodity Exchange Act (the “CEA”) and CFTC regulations.

Effective February 29, 2012, the shares issued by UHN may only be purchased by Authorized Purchasers and only in blocks of 50,000 shares called Creation Baskets. The amount of the purchase payment for a Creation Basket is equal to the aggregate NAV of the shares in the Creation Basket. Similarly, only Authorized Purchasers may redeem shares and only in blocks of 50,000 shares called Redemption Baskets. Prior to February 29, 2012, Authorized Purchasers could only purchase or redeem shares in blocks of 100,000 shares. The amount of the redemption proceeds for a Redemption Basket is equal to the aggregate NAV of shares in the Redemption Basket. The purchase price for Creation Baskets and the redemption price for Redemption Baskets are the actual NAV calculated at the end of the business day when a request for a purchase or redemption is received by UHN. The NYSE Arca publishes an approximate per share NAV intra-day based on the prior day’s per share NAV and the current price of the Benchmark Futures Contract, but the price of Creation Baskets and Redemption Baskets is determined based on the actual per share NAV calculated at the end of the day.

While UHN issues shares only in Creation Baskets, shares are listed on the NYSE Arca and investors may purchase and sell shares at market prices like any listed security.

What is UHN’s Investment Strategy?

In managing UHN’s assets, USCF does not use a technical trading system that issues buy and sell orders. USCF instead employs a quantitative methodology whereby each time a Creation Basket is sold, USCF purchases Diesel-Heating Oil Interests, such as the Benchmark Futures Contract, that have an aggregate market value that approximates the amount of Treasuries and/or cash received upon the issuance of the Creation Basket.

By remaining invested as fully as possible in Futures Contracts or Other Diesel-Heating Oil-Related Investments, USCF believes that the daily changes in percentage terms in UHN’s per share NAV will continue to closely track the daily changes in percentage terms in the price of the Benchmark Futures Contract. USCF believes that certain arbitrage opportunities result in the price of the shares traded on the NYSE Arca closely tracking the per share NAV of UHN. Additionally, Benchmark Futures Contracts traded on the NYMEX have closely tracked the daily spot price of heating oil for delivery to the New York harbor. Based on these expected interrelationships, USCF believes that the changes in the price of UHN’s shares traded on the NYSE Arca have closely tracked and will continue to closely track on a daily basis the daily changes in the spot price of heating oil. For performance data relating to UHN’s ability to track its benchmark, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tracking UHN’s Benchmark” in this annual report on Form 10-K.

USCF endeavors to place UHN’s trades in Futures Contracts and Other Diesel-Heating Oil-Related Investments and otherwise manage UHN’s investments so that “A” will be within plus/minus 10 percent of “B”, where:

•	A is the average daily change in UHN’s per share NAV for any period of 30 successive valuation days; i.e., any NYSE Arca trading day as of which UHN calculates its per share NAV; and
•	B is the average daily percentage change in the price of the Benchmark Futures Contract over the same period.

USCF believes that market arbitrage opportunities will cause the daily changes in UHN’s share price on the NYSE Arca to closely track the daily changes in UHN’s per share NAV. USCF believes that the net effect of these two expected relationships and the relationships described above between UHN’s per share NAV and the Benchmark Futures Contract, will be that the daily changes in the price of UHN’s shares on the NYSE Arca will closely track, in percentage terms, the daily changes in the spot price of a gallon of diesel-heating oil, less USCF’s expenses. For performance data relating to UHN’s ability to track its benchmark, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tracking UHN’s Benchmark” in this annual report on Form 10-K.

The specific Futures Contracts purchased depend on various factors, including a judgment by USCF as to the appropriate diversification of UHN’s investments in futures contracts with respect to the month of expiration, and the prevailing price volatility of particular contracts. While USCF has made significant investments in NYMEX Futures Contracts, for various reasons, including the ability to enter into the precise amount of exposure to the diesel-heating oil market, position limits or other regulatory requirements limiting UHN’s holdings, and market conditions, it may invest in Futures Contracts traded on other exchanges or invest in Other Diesel-Heating Oil-Related Investments. To the extent that UHN invests in Other Diesel-Heating Oil-Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Futures Contract, including cleared swaps that satisfy such criteria, and then, to a lesser extent, it would invest in other types of cleared swaps and other contracts, instruments and non-cleared swaps, such as swaps in the over-the-counter market. If UHN is required by law or regulation, or by one of its regulators, including a futures exchange, to reduce its position in the Futures Contract to the applicable position limit or to a specified accountability level or if market conditions dictate it would be more appropriate to invest in Other Diesel-Heating Oil-Related Investments, a substantial portion of UHN’s assets could be invested in accordance with such priority in Other Diesel-Heating Oil-Related Investments that are intended to replicate the return on the Benchmark Futures Contract. As UHN’s assets reach higher levels, it is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in accordance with such priority in Other Diesel-Heating Oil-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause UHN to invest in Other Diesel-Heating Oil-Related Investments include those allowing UHN to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Business – Regulation” in this annual report on Form 10-K for a discussion of the potential impact of regulation on UHN’s ability to invest in over-the-counter transactions and cleared swaps.

USCF may not be able to fully invest UHN’s assets in Futures Contracts having an aggregate notional amount exactly equal to UHN’s NAV. For example, as standardized contracts, the Futures Contracts are for a specified amount of a particular commodity, and UHN’s NAV and the proceeds from the sale of a Creation Basket are unlikely to be an exact multiple of the amounts of those contracts. As a result, in such circumstances, UHN may be better able to achieve the exact amount of exposure to changes in price of the Benchmark Futures Contract through the use of Other Diesel-Heating Oil-Related Investments, such as over-the-counter contracts that have better correlation with changes in price of the Benchmark Futures Contract.

UHN anticipates that to the extent it invests in Futures Contracts other than diesel-heating oil contracts (such as futures contracts for crude oil, natural gas, and other petroleum-based fuels) and Other Diesel-Heating Oil-Related Investments, it will enter into various non-exchange-traded derivative contracts to hedge the short-term price movements of such Futures Contracts and Other Diesel-Heating Oil-Related Investments against the current Benchmark Futures Contract.

USCF does not anticipate letting UHN’s Futures Contracts expire and taking delivery of the underlying commodity. Instead, USCF closes existing positions, e.g., when it changes the Benchmark Futures Contract or Other Diesel-Heating Oil-Related Investments or it otherwise determines it would be appropriate to do so and reinvests the proceeds in new Futures Contracts or Other Diesel-Heating Oil-Related Investments. Positions may also be closed out to meet orders for Redemption Baskets and in such case proceeds for such baskets will not be reinvested.

What is the Diesel-Heating Oil Market and the Petroleum-Based Fuel Market?

UHN may purchase Futures Contracts traded on the NYMEX that are based on diesel-heating oil. The ICE Futures also offers a heating oil futures contract which trades in units of 42,000 U.S. gallons (1,000 barrels). The heating oil futures contract is cash settled against the prevailing market price for heating oil delivered to the New York harbor. It may also purchase contracts on other exchanges, including the ICE Futures, the Singapore Exchange and the Dubai Mercantile Exchange.

Changes to the NYMEX Heating Oil Contract. The heating oil contract offered by NYMEX was the first energy commodity futures contract listed in the United States in 1978, predating similar contracts on crude oil, natural gas, and gasoline by a number of years. Heating oil is physically similar to diesel fuel with the primary physical difference historically being the amount of allowable sulfur permitted in heating oil versus the lower levels of sulfur permitted in diesel fuel. Despite this physical difference, the similarities between the two distilled products was such that physical producers or users of diesel fuel, as well as financial investors, have traditionally used the heating oil contract to hedge or speculate on diesel fuel prices. In recent years several diesel-specific contracts have been listed on U.S. futures exchanges. However, none of these contracts have seen much use as the diesel market continued to make use of the heating oil contract, which provided greater liquidity. At the same time, several states in the U.S. Northeast have proposed new standards for heating oil that would require heating oil to contain lower levels of sulfur. These new levels of permitted sulfur will have the effect of removing the single largest physical difference between heating oil and diesel fuel.

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

These revisions to the benchmark heating oil contract are reflective of customer feedback and our desire to help market participants make a smooth transition to new lower-sulfur diesel standards for heating oil ahead of changes in environmental regulations in the Northeastern U.S.

Following the transition to lower sulfur specifications, the heating oil futures contract will serve as a dual-use price benchmark for both the heating oil and on-road diesel markets. It will also more closely match diesel specifications in international markets, including the European ultra-low sulfur diesel market.

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

USCF estimates that the price movements of the two contracts over this four year period have had a correlation of over 0.90. As a result, USCF believes that the NYMEX heating oil futures contract will continue to be used by the marketplace as a contract to hedge or invest in both heating oil and diesel fuel.

*	Per the CME, effective for deliveries against the May 2013 contract month and beyond, NYMEX amended the contract specifications for CME heating oil futures contract price to include the CME diesel futures contract price and as such no yearly historical data is present after December 31, 2012.

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

Crude oil supply is determined by both economic and political factors. Oil prices (along with drilling costs, availability of attractive prospects for drilling, taxes and technology, among other factors) determine exploration and development spending, which influence output capacity with a lag. In the short run, production decisions by the Organization of Petroleum Exporting Countries (“OPEC”) also affect supply and prices. Oil export embargoes and current conflicts in the Middle East represent other routes through which political developments move the market. It is not possible to predict the aggregate effect of all or any combination of these factors.

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

Impact of Accountability Levels, Position Limits and Price Fluctuation Limits. Futures contracts include typical and significant characteristics. Most significantly, the CFTC and U.S. designated contract markets such as the NYMEX have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by UHN is not) may hold, own or control. The net position is the difference between an individual or firm’s open long contracts and open short contracts in any one commodity. In addition, most U.S.-based futures exchanges, such as the NYMEX, limit the daily price fluctuation for futures contracts. Currently, the ICE Futures imposes position and accountability limits that are similar to those imposed by U.S.-based futures exchanges and also limits the maximum daily price fluctuation, while some other non-U.S. futures exchanges have not adopted such limits.

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S. based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for any one-month in the Benchmark Futures Contract is 5,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts for investments in heating oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its heating oil contracts as the NYMEX. If UHN and the Related Public Funds exceed these accountability levels for investments in the futures contract for diesel-heating oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UHN and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UHN could be ordered to reduce its aggregate position back to the accountability levels. UHN did not exceed accountability levels of the NYMEX or ICE Futures during the year ended December 31, 2013. As of December 31, 2013, UHN held 39 Heating Oil Futures HO Contracts traded on the NYMEX and did not hold any Futures Contracts traded on the ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UHN will run up against such position limits because UHN’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the year ended December 31, 2013, UHN did not exceed any position limits imposed by NYMEX and ICE Futures.

On November 5, 2013, the CFTC proposed a rulemaking that would establish specific limits on speculative positions in 28 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”). On the same date, the CFTC proposed another rule addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Proposed Aggregation Requirements”). Specifically, the Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (“DCMs”) and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: over-the-counter (“OTC”), DCMs, SEFs as well as non-U.S. located platforms. Furthermore, until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, UHN may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Proposed Aggregation Requirements may affect UHN, but it may be substantial and adverse. By way of example, the Proposed Aggregation Requirements in combination with the Position Limit Rules may negatively impact the ability of UHN to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of UHN. See “Commodity Interest Markets – Regulation” in this annual report on Form 10-K for additional information.

Price Volatility. The price volatility of Futures Contracts generally has been historically greater than that for traditional securities such as stocks and bonds. Price volatility often is greater day-to-day as opposed to intra-day. Futures Contracts tend to be more volatile than stocks and bonds because price movements for diesel-heating oil are more currently and directly influenced by economic factors for which current data is available and are traded by diesel-heating oil futures traders throughout the day. Because UHN invests a significant portion of its assets in Futures Contracts, the assets of UHN, and therefore the prices of UHN shares, may be subject to greater volatility than traditional securities.

Marking-to-Market Futures Positions. Futures Contracts are marked to market at the end of each trading day and the margin required with respect to such contracts is adjusted accordingly. This process of marking-to-market is designed to prevent losses from accumulating in any futures account. Therefore, if UHN’s futures positions have declined in value, UHN may be required to post “variation margin” to cover this decline. Alternatively, if UHN’s futures positions have increased in value, this increase will be credited to UHN’s account.

Why Does UHN Purchase and Sell Futures Contracts?

UHN’s investment objective is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the Benchmark Futures Contract, less UHN’s expenses. UHN invests primarily in Futures Contracts. UHN seeks to have its aggregate NAV approximate at all times the aggregate market value of the Futures Contracts and Other Diesel-Heating Oil-Related Investments it holds.

In connection with investing in Futures Contracts and Other Diesel-Heating Oil-Related Investments, UHN holds Treasuries, cash and/or cash equivalents that serve as segregated assets supporting UHN’s positions in Futures Contracts and Other Diesel-Heating Oil-Related Investments. For example, the purchase of a Futures Contract with a stated value of $10 million would not require UHN to pay $10 million upon entering into the contract; rather, only a margin deposit, generally of 5% to 30% of the stated value of the Futures Contract, would be required. To secure its Futures Contract obligations, UHN would deposit the required margin with the FCM and would separately hold, through its Custodian or FCM, Treasuries, cash and/or cash equivalents in an amount equal to the balance of the current market value of the contract, which at the contract’s inception would be $10 million minus the amount of the margin deposit, or $9.5 million (assuming a 5% margin).

As a result of the foregoing, typically 5% to 30% of UHN’s assets are held as margin in segregated accounts with a FCM. In addition to the Treasuries and cash it posts with the FCM for the Futures Contracts it owns, UHN may hold, through the Custodian, Treasuries, cash and/or cash equivalents that can be posted as additional margin or as other collateral to support its over-the-counter contracts. UHN earns income from the Treasuries and/or cash equivalents that it purchases, and on the cash it holds through the Custodian or FCM. UHN anticipates that the earned income will increase the NAV and limited partners’ capital contribution accounts. UHN reinvests the earned income, holds it in cash, or uses it to pay its expenses. If UHN reinvests the earned income, it makes investments that are consistent with its investment objective.

What are the Trading Policies of UHN?

Liquidity

UHN invests only in Futures Contracts and Other Diesel-Heating Oil-Related Investments that, in the opinion of USCF, are traded in sufficient volume to permit the ready taking and liquidation of positions in these financial interests and Other Diesel-Heating Oil-Related Investments that, in the opinion of USCF, may be readily liquidated with the original counterparty or through a third party assuming the position of UHN.

Spot Commodities

While the Futures Contracts traded on the NYMEX can be physically settled, UHN does not intend to take or make physical delivery. UHN may from time to time trade in Other Diesel-Heating Oil-Related Investments, including contracts based on the spot price of diesel-heating oil.

Leverage

USCF endeavors to have the value of UHN’s Treasuries, cash and cash equivalents, whether held by UHN or posted as margin or other collateral, at all times approximate the aggregate market value of its obligations under its Futures Contracts and Other Diesel-Heating Oil-Related Investments. Commodity pools’ trading positions in futures contracts or other related investments are typically required to be secured by the deposit of margin funds that represent only a small percentage of a futures contract’s (or other commodity interest’s) entire market value. While USCF has not and does not intend to leverage UHN’s assets, it is not prohibited from doing so under the LP Agreement.

Borrowings

Borrowings are not used by UHN unless UHN is required to borrow money in the event of physical delivery, if UHN trades in cash commodities, or for short-term needs created by unexpected redemptions.

Over-the-Counter Derivatives (Including Spreads and Straddles)

In addition to Futures Contracts, there are also a number of listed options on the Futures Contracts on the principal futures exchanges. These contracts offer investors and hedgers another set of financial vehicles to use in managing exposure to the diesel-heating oil market. Consequently, UHN may purchase options on Futures Contracts on these exchanges in pursuing its investment objective.

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

To reduce the credit risk that arises in connection with such contracts, UHN will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc. (“ISDA”) that provides for the netting of its overall exposure to its counterparty.

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an over-the-counter contract pursuant to guidelines approved by USCF’s Board.

UHN may enter into certain transactions where an over-the-counter component is exchanged for a corresponding futures contract (“Exchange for Risk” or “EFR” transaction.) These EFR transactions may expose UHN to counterparty risk during the interim period between the execution of the over-the-counter component and the exchange for a corresponding futures contract. Generally, the counterparty risk from the EFR transaction will exist only on the day of execution.

UHN may employ spreads or straddles in its trading to mitigate the differences in its investment portfolio and its goal of tracking the price of the Benchmark Futures Contract. UHN would use a spread when it chooses to take simultaneous long and short positions in futures written on the same underlying asset, but with different delivery months.

During the 12 month reporting period ended December 31, 2013, UHN limited its derivatives activities to Futures Contracts and EFR transactions.

Pyramiding

UHN has not and will not employ the technique, commonly known as pyramiding, in which the speculator uses unrealized profits on existing positions as variation margin for the purchase or sale of additional positions in the same or another commodity interest.

Who are the Service Providers?

In its capacity as the Custodian for UHN, BBH&Co. may hold UHN’s Treasuries, cash and/or cash equivalents pursuant to a custodial agreement. BBH&Co. is also the registrar and transfer agent for the shares. In addition, in its capacity as Administrator for UHN, BBH&Co. performs certain administrative and accounting services for UHN and prepares certain SEC, NFA and CFTC reports on behalf of UHN. USCF pays BBH&Co.’s fees for these services.

BBH&Co.’s principal business address is 50 Post Office Square, Boston, MA 02110-1548. BBH&Co., a private bank founded in 1818, is neither a publicly held company nor insured by the Federal Deposit Insurance Corporation. BBH&Co. is authorized to conduct a commercial banking business in accordance with the provisions of Article IV of the New York State Banking Law, New York Banking Law §§160–181, and is subject to regulation, supervision, and examination by the New York State - Department of Financial Services. BBH&Co. is also licensed to conduct a commercial banking business by the Commonwealths of Massachusetts and Pennsylvania and is subject to supervision and examination by the banking supervisors of those states.

UHN also employs ALPS Distributors, Inc. as the Marketing Agent. USCF pays the Marketing Agent an annual fee. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services in connection with the offering of shares exceed ten percent (10%) of the gross proceeds of the offering.

ALPS’s principal business address is 1290 Broadway, Suite 1100, Denver, CO 80203. ALPS is the marketing agent for UHN. ALPS is a broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”) and a member of the Securities Investor Protection Corporation.

On October 8, 2013, USCF entered into a Futures and Cleared Derivatives Transactions Customer Account Agreement with RBC Capital Markets, LLC (“RBC Capital” or “RBC”) to serve as UHN’s FCM, effective October 10, 2013. Prior to October 10, 2013, UBS Securities LLC (“UBS Securities”) was UHN’s FCM. This agreement requires RBC Capital to provide services to UHN, as of October 10, 2013, in connection with the purchase and sale of Futures Contracts and Other Diesel-Heating Oil-Related Investments that may be purchased or sold by or through RBC Capital for UHN’s account. For the period October 10, 2013 and after, UHN pays RBC Capital commissions for executing and clearing trades on behalf of UHN. Prior to October 10, 2013, UHN paid UBS Securities commissions for executing and clearing trades on behalf of UHN.

RBC Capital’s primary address is 500 West Madison Street, Suite 2500, Chicago, Illinois 60661. UBS Securities’ principal business address is 677 Washington Blvd., Stamford, Connecticut 06901. From UHN’s commencement of trading to October 10, 2013, UBS Securities was a futures clearing broker for UHN. Effective October 10, 2013, RBC Capital became the futures clearing broker for UHN. Both RBC Capital and UBS Securities are registered in the U.S. with FINRA as a broker-dealer and with the CFTC as a FCM. RBC Capital and UBS Securities are members of various U.S. futures and securities exchanges.

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

On September 27, 2011, the SEC commenced and settled an administrative proceeding against RBC for willful violations of Sections 17(a)(2) and 17(a)(3) of the 1933 Act for negligently selling collateralized debt obligations to five Wisconsin school districts despite concerns about the suitability of the product. The firm agreed to pay disgorgement of $6.6 million, prejudgment interest of $1.8 million, and a civil monetary penalty of $22 million.

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

RBC Capital will act only as clearing broker for UHN and as such will be paid commissions for executing and clearing trades on behalf of UHN. Prior to October 10, 2013, UBS Securities acted only as clearing broker for UHN and as such was paid commissions for executing and clearing trades on behalf of UHN. Neither RBC Capital nor UBS Securities has passed upon the adequacy or accuracy of this annual report on Form 10-K. Neither RBC Capital nor UBS Securities will act in any supervisory capacity with respect to USCF or participate in the management of USCF or UHN.

Neither RBC Capital nor UBS Securities is affiliated with UHN or USCF. Therefore, neither USCF nor UHN believes that there are any conflicts of interest with RBC Capital and UBS Securities or their trading principals arising from their acting as UHN’s FCM.

Currently, USCF does not employ commodity trading advisors for the trading of UHN contracts. USCF currently does, however, employ a trading advisor for USCI, CPER, USAG and USMI, SummerHaven Investment Management, LLC (“SummerHaven”). If, in the future, USCF does employ commodity trading advisors for UHN, it will choose each advisor based on arm’s-length negotiations and will consider the advisor’s experience, fees and reputation.

Fees of UHN

Fees and Compensation Arrangements with USCF and Non-Affiliated Service Providers(1)

Service Provider	Compensation Paid by USCF
BBH&Co., Custodian and Administrator	Minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to all funds, as well as a $20,000 annual fee for its transfer agency services. In addition, an asset-based charge of (a) 0.06% for the first $500 million of UHN’s and the Related Public Funds’ combined net assets, (b) 0.0465% for UHN’s and the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once UHN’s and the Related Public Funds’ combined net assets exceed $1 billion.(2)

ALPS Distributors, Inc., Marketing Agent	0.06% on UHN’s assets up to $3 billion; and 0.04% on UHN’s assets in excess of $3 billion.

(1)	USCF pays this compensation.
(2)	The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also will pay transaction charge fees to BBH&Co., ranging from $7 to $15 per transaction for the funds.

Compensation to USCF

UHN is contractually obligated to pay USCF a management fee based on 0.60% per annum on its average net assets. Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. Total net assets are calculated by taking the current market value of UHN’s total assets and subtracting any liabilities.

Fees and Compensation Arrangements between UHN and Non-Affiliated Service Providers(3)

Service Provider	Compensation Paid by UHN
UBS Securities LLC, Futures Commission Merchant	Approximately $3.50 per buy or sell; charges may vary
RBC Capital Markets, LLC, Futures Commission Merchant	Approximately $3.50 per buy or sell; charges may vary

(3)	UHN pays this compensation.

New York Mercantile Exchange Licensing Fee(4)

Assets	Licensing Fee
Prior to October 19, 2011:
First $1,000,000,000	0.04% of NAV
After the first $1,000,000,000	0.02% of NAV
On and after October 20, 2011:	0.015% on all net assets

(4)	Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. UHN is responsible for its pro rata share of the assets held by UHN and the Related Public Funds, other than BNO, USCI, CPER, USAG and USMI.

Expenses Paid or Accrued by UHN from Inception through December 31, 2013 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$316,284
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$43,172
Other Amounts Paid or Accrued(5):	$923,753
Total Expenses Paid or Accrued:	$1,283,209
Expenses Waived(6):	$(803,060)
Total Expenses Paid or Accrued Excluding Expenses Waived(6):	$480,149

(5)	Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.
(6)	USCF has voluntarily agreed to pay certain expenses typically borne by UHN, to the extent that such expenses exceeded 0.15% (15 basis points) of UHN’s NAV, on an annualized basis, through at least June 30, 2014. USCF has no obligation to continue such payments into subsequent periods.

Expenses Paid or Accrued by UHN from Inception through December 31, 2013 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.60% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.08% annualized
Other Amounts Paid or Accrued(7):	1.75% annualized
Total Expenses Paid or Accrued:	2.43% annualized
Expenses Waived(8):	(1.52)% annualized
Total Expenses Paid or Accrued Excluding Expenses Waived(8):	0.91% annualized

(7)	Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.
(8)	USCF has voluntarily agreed to pay certain expenses typically borne by UHN, to the extent that such expenses exceeded 0.15% (15 basis points) of UHN’s NAV, on an annualized basis, through at least June 30, 2014. USCF has no obligation to continue such payments into subsequent periods.

Other Fees. UHN also pays the fees and expenses associated with its tax accounting and reporting requirements. These fees were approximately $85,000 for the fiscal year ended December 31, 2013. In addition, UHN is responsible for paying its portion of the directors’ and officers’ liability insurance for UHN and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UHN and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, those Related Public Funds organized as a series of a Delaware statutory trust. UHN shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ended December 31, 2013 were $555,465 for UHN and the Related Public Funds. UHN’s portion of such fees and expenses for the year ended December 31, 2013 was $1,370.

Form of Shares

Registered Form. Shares are issued in registered form in accordance with the LP Agreement. The Administrator has been appointed registrar and transfer agent for the purpose of transferring shares in certificated form. The Administrator keeps a record of all limited partners and holders of the shares in certificated form in the registry (the “Register”). USCF recognizes transfers of shares in certificated form only if done in accordance with the LP Agreement. The beneficial interests in such shares are held in book-entry form through participants and/or accountholders in the Depository Trust Company (“DTC”).

Book Entry. Individual certificates are not issued for the shares. Instead, shares are represented by one or more global certificates, which are deposited by the Administrator with DTC and registered in the name of Cede & Co., as nominee for DTC. The global certificates evidence all of the shares outstanding at any time. Shareholders are limited to: (1) participants in DTC such as banks, brokers, dealers and trust companies (“DTC Participants”), (2) those who maintain, either directly or indirectly, a custodial relationship with a DTC Participant (“Indirect Participants”), and (3) those banks, brokers, dealers, trust companies and others who hold interests in the shares through DTC Participants or Indirect Participants, in each case who satisfy the requirements for transfers of shares. DTC Participants acting on behalf of investors holding shares through such participants’ accounts in DTC will follow the delivery practice applicable to securities eligible for DTC’s Same-Day Funds Settlement System. Shares are credited to DTC Participants’ securities accounts following confirmation of receipt of payment.

DTC. DTC has advised UHN as follows: It is a limited purpose trust company organized under the laws of the State of New York and is a member of the Federal Reserve System, a “clearing corporation” within the meaning of the New York Uniform Commercial Code and a “clearing agency” registered pursuant to the provisions of Section 17A of the Exchange Act. DTC holds securities for DTC Participants and facilitates the clearance and settlement of transactions between DTC Participants through electronic book-entry changes in accounts of DTC Participants.

Calculating Per Share NAV

UHN’s per share NAV is calculated by:

•	Taking the current market value of its total assets;
•	Subtracting any liabilities; and
•	Dividing that total by the total number of outstanding shares.

The Administrator calculates the per share NAV of UHN once each NYSE Arca trading day. The per share NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. The Administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the Futures Contracts traded on the NYMEX, but calculates or determines the value of all other UHN investments (including Futures Contracts not traded on the NYMEX, Other Diesel-Heating Oil-Related Investments and Treasuries), using market quotations, if available, or other information customarily used to determine the fair value of such investments as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time, in accordance with the current Administrative Agency Agreement among BBH&Co., UHN and USCF. “Other information” customarily used in determining fair value includes information consisting of market data in the relevant market supplied by one or more third parties including, without limitation, relevant rates, prices, yields, yield curves, volatilities, spreads, correlations or other market data in the relevant market; or information of the types described above from internal sources if that information is of the same type used by UHN in the regular course of its business for the valuation of similar transactions. The information may include costs of funding, to the extent costs of funding are not and would not be a component of the other information being utilized. Third parties supplying quotations or market data may include, without limitation, dealers in the relevant markets, end-users of the relevant product, information vendors, brokers and other sources of market information.

In addition, in order to provide updated information relating to UHN for use by investors and market professionals, the NYSE Arca calculates and disseminates throughout the core trading session on each trading day an updated indicative fund value. The indicative fund value is calculated by using the prior day’s closing per share NAV of UHN as a base and updating that value throughout the trading day to reflect changes in the most recently reported trade price for the active Futures Contracts on the NYMEX. The prices reported for those Futures Contract months are adjusted based on the prior day’s spread differential between settlement values for the relevant contract and the spot month contract. In the event that the spot month contract is also the Benchmark Futures Contract, the last sale price for that contract is not adjusted. The indicative fund value share basis disseminated during NYSE Arca core trading session hours should not be viewed as an actual real time update of the per share NAV, because the per share NAV is calculated only once at the end of each trading day based upon the relevant end of day values of UHN’s investments.

The indicative fund value is disseminated on a per share basis every 15 seconds during regular NYSE Arca core trading session hours of 9:30 a.m. New York time to 4:00 p.m. New York time. The normal trading hours of the NYMEX are 10:00 a.m. New York time to 2:30 p.m. New York time. This means that there is a gap in time at the beginning and the end of each day during which UHN’s shares are traded on the NYSE Arca, but real-time NYMEX trading prices for Futures Contracts traded on the NYMEX are not available. During such gaps in time the indicative fund value will be calculated based on the end of day price of such Futures Contracts from the NYMEX’s immediately preceding trading session. In addition, other Futures Contracts, Other Diesel-Heating Oil Related Investments and Treasuries held by UHN will be valued by the Administrator, using rates and points received from client-approved third party vendors (such as Reuters and WM Company) and advisor quotes. These investments will not be included in the indicative fund value.

The NYSE Arca disseminates the indicative fund value through the facilities of CTA/CQ High Speed Lines. In addition, the indicative fund value is published on the NYSE Arca’s website and is available through on-line information services such as Bloomberg and Reuters.

Dissemination of the indicative fund value provides additional information that is not otherwise available to the public and is useful to investors and market professionals in connection with the trading of UHN’s shares on the NYSE Arca. Investors and market professionals are able throughout the trading day to compare the market price of UHN and the indicative fund value. If the market price of UHN’s shares diverges significantly from the indicative fund value, market professionals will have an incentive to execute arbitrage trades. For example, if UHN appears to be trading at a discount compared to the indicative fund value, a market professional could buy UHN’s shares on the NYSE Arca and sell short Futures Contracts. Such arbitrage trades can tighten the tracking between the market price of UHN and the indicative fund value and thus can be beneficial to all market participants.

Creation and Redemption of Shares

UHN creates and redeems shares from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets are only made in exchange for delivery to UHN or the distribution by UHN of the amount of Treasuries and any cash represented by the baskets being created or redeemed, the amount of which is based on the combined NAV of the number of shares included in the baskets being created or redeemed determined after 4:00 p.m. New York time on the day the order to create or redeem baskets is properly received.

Authorized Purchasers are the only persons that may place orders to create and redeem baskets. Authorized Purchasers must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Purchaser, a person must enter into an Authorized Purchaser Agreement with USCF on behalf of UHN. The Authorized Purchaser Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Purchaser Agreement and the related procedures attached thereto may be amended by UHN, without the consent of any limited partner or shareholder or Authorized Purchaser. From July 1, 2011 through December 31, 2013 (and continuing at least through May 1, 2014), the applicable transaction fee paid by Authorized Purchasers is $350 to UHN for each order they place to create or redeem one or more baskets; prior to July 1, 2011, this fee was $1,000. Authorized Purchasers who make deposits with UHN in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either UHN or USCF, and no such person will have any obligation or responsibility to USCF or UHN to effect any sale or resale of shares. As of December 31, 2013, 12 Authorized Purchasers had entered into agreements with USCF on behalf of UHN. During the year ended December 31, 2013, UHN issued 20 Creation Baskets and redeemed 10 Redemption Baskets.

Certain Authorized Purchasers are expected to be capable of participating directly in the physical diesel-heating oil market and the diesel-heating oil futures market. In some cases, Authorized Purchasers or their affiliates may from time to time buy diesel-heating oil or sell diesel-heating oil or Diesel-Heating Oil Interests and may profit in these instances. USCF believes that the size and operation of the diesel-heating oil market make it unlikely that an Authorized Purchaser’s direct activities in the diesel-heating oil or securities markets will significantly affect the price of diesel-heating oil, Diesel-Heating Oil Interests, or the price of the shares.

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

The manner by which creations are made is dictated by the terms of the Authorized Purchaser Agreement. By placing a purchase order, an Authorized Purchaser agrees to: (1) deposit Treasuries, cash, or a combination of Treasuries and cash with the Custodian, and (2) if required by USCF in its sole discretion, enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other over-the-counter energy transaction (through itself or a designated acceptable broker) with UHN for the purchase of a number and type of futures contracts at the closing settlement price for such contracts on the purchase order date. If an Authorized Purchaser fails to consummate (1) and (2), the order shall be cancelled. The number and type of contracts specified shall be determined by USCF, in its sole discretion, to meet UHN’s investment objective and shall be purchased as a result of the Authorized Purchaser’s purchase of shares.

Determination of Required Deposits

The total deposit required to create each basket (“Creation Basket Deposit”) is the amount of Treasuries and/or cash that is in the same proportion to the total assets of UHN (net of estimated accrued but unpaid fees, expenses and other liabilities) on the purchase order date as the number of shares to be created under the purchase order is in proportion to the total number of shares outstanding on the purchase order dates. USCF determines, directly in its sole discretion or in consultation with the Administrator, the requirements for Treasuries and the amount of cash, including the maximum permitted remaining maturity of a Treasury and proportions of Treasury and cash that may be included in deposits to create baskets. The Marketing Agent will publish such requirements at the beginning of each business day. The amount of cash deposit required is the difference between the aggregate market value of the Treasuries required to be included in a Creation Basket Deposit as of 4:00 p.m. New York time on the date the order to purchase is properly received and the total required deposit.

Delivery of Required Deposits

An Authorized Purchaser who places a purchase order is responsible for transferring to UHN’s account with the Custodian the required amount of Treasuries and cash by the end of the third business day following the purchase order date. Upon receipt of the deposit amount, the Administrator directs DTC to credit the number of baskets ordered to the Authorized Purchaser’s DTC account on the third business day following the purchase order date. The expense and risk of delivery and ownership of Treasuries until such Treasuries have been received by the Custodian on behalf of UHN shall be borne solely by the Authorized Purchaser.

Because orders to purchase baskets must be placed by 12:00 p.m., New York time, but the total payment required to create a basket during the continuous offering period will not be determined until after 4:00 p.m. New York time on the date the purchase order is received, Authorized Purchasers will not know the total amount of the payment required to create a basket at the time they submit an irrevocable purchase order for the basket. UHN’s per share NAV and the total amount of the payment required to create a basket could rise or fall substantially between the time an irrevocable purchase order is submitted and the time the amount of the purchase price in respect thereof is determined.

Rejection of Purchase Orders

USCF acting by itself or through the Marketing Agent shall have the absolute right but no obligation to reject a purchase order or a Creation Basket Deposit if:

•	it determines that the investment alternative available to UHN at that time will not enable it to meet its investment objective;
•	it determines that the purchase order or the Creation Basket Deposit is not in proper form;
•	it believes that the purchase order or the Creation Basket Deposit would have adverse tax consequences to UHN, the limited partners or its shareholders;
•	the acceptance or receipt of the Creation Basket Deposit would, in the opinion of counsel to USCF, be unlawful; or
•	circumstances outside the control of USCF, Marketing Agent or Custodian make it, for all practical purposes, not feasible to process creations of baskets.

None of USCF, the Marketing Agent or the Custodian will be liable for the rejection of any purchase order or Creation Basket Deposit.

Redemption Procedures

The procedures by which an Authorized Purchaser can redeem one or more baskets mirror the procedures for the creation of baskets. On any business day, an Authorized Purchaser may place an order with the Marketing Agent to redeem one or more baskets. Redemption orders must be placed by 12:00 p.m. New York time or the close of regular trading on the NYSE Arca, whichever is earlier. A redemption order so received will be effective on the date it is received in satisfactory form by the Marketing Agent. The redemption procedures allow Authorized Purchasers to redeem baskets and do not entitle an individual shareholder to redeem any shares in an amount less than a Redemption Basket, or to redeem baskets other than through an Authorized Purchaser.

By placing a redemption order, an Authorized Purchaser agrees to deliver the baskets to be redeemed through DTC’s book-entry system to UHN, as described below. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Purchaser must also have wired to UHN’s account at the Custodian the non-refundable transaction fee due for the redemption order. An Authorized Purchaser may not withdraw a redemption order.

The manner by which redemptions are made is dictated by the terms of the Authorized Purchaser Agreement. By placing a redemption order, an Authorized Purchaser agrees to (1) deliver the Redemption Basket to be redeemed through DTC’s book-entry system to UHN’s account with the Custodian not later than 3:00 p.m. New York time on the third business day following the effective date of the redemption order (“Redemption Distribution Date”), and (2) if required by USCF in its sole discretion, enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other over-the-counter energy transaction (through itself or a designated acceptable broker) with UHN for the sale of a number and type of futures contracts at the closing settlement price for such contracts on the Redemption Order Date. If an Authorized Purchaser fails to consummate (1) and (2) above, the order shall be cancelled. The number and type of contracts specified shall be determined by USCF, in its sole discretion, to meet UHN’s investment objective and shall be sold as a result of the Authorized Purchaser’s sale of shares.

Determination of Redemption Distribution

The redemption distribution from UHN consists of a transfer to the redeeming Authorized Purchaser of an amount of Treasuries and/or cash that is in the same proportion to the total assets of UHN (net of estimated accrued but unpaid fees, expenses and other liabilities) on the date the order to redeem is properly received as the number of shares to be redeemed under the redemption order is in proportion to the total number of shares outstanding on the date the order is received. USCF, directly or in consultation with the Administrator, determines the requirements for Treasuries and the amounts of cash, including the maximum permitted remaining maturity of a Treasury, and the proportions of Treasuries and cash that may be included in distributions to redeem baskets. The Marketing Agent will publish an estimate of the redemption distribution per basket as of the beginning of each business day.

Delivery of Redemption Distribution

The redemption distribution due from UHN will be delivered to the Authorized Purchaser by 3:00 p.m. New York time on the third business day following the redemption order date if, by 3:00 p.m. New York time on such third business day, UHN’s DTC account has been credited with the baskets to be redeemed. If UHN’s DTC account has not been credited with all of the baskets to be redeemed by such time, the redemption distribution will be delivered to the extent of whole baskets received. Any remainder of the redemption distribution will be delivered on the next business day to the extent of remaining whole baskets received if UHN receives the fee applicable to the extension of the redemption distribution date which USCF may, from time to time, determine and the remaining baskets to be redeemed are credited to UHN’s DTC account by 3:00 p.m. New York time on such next business day. Any further outstanding amount of the redemption order shall be cancelled. Pursuant to information from USCF, the Custodian will also be authorized to deliver the redemption distribution notwithstanding that the baskets to be redeemed are not credited to UHN’s DTC account by 3:00 p.m. New York time on the third business day following the redemption order date if the Authorized Purchaser has collateralized its obligation to deliver the baskets through DTC’s book entry-system on such terms as USCF may from time to time determine.

Suspension or Rejection of Redemption Orders

USCF may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date: (1) for any period during which the NYSE Arca or the NYMEX is closed other than customary weekend or holiday closings, or trading on the NYSE Arca or the NYMEX is suspended or restricted, (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of Treasuries is not reasonably practicable, or (3) for such other period as USCF determines to be necessary for the protection of the limited partners or shareholders. For example, USCF may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of UHN’s assets at an appropriate value to fund a redemption. If USCF has difficulty liquidating its positions, e.g., because of a market disruption event in the futures markets, a suspension of trading by the exchange where the futures contracts are listed or an unanticipated delay in the liquidation of a position in an over-the-counter contract, it may be appropriate to suspend redemptions until such time as such circumstances are rectified. None of USCF, the Marketing Agent, the Administrator, or the Custodian will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

Redemption orders must be made in whole baskets. USCF will reject a redemption order if the order is not in proper form as described in the Authorized Purchaser Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. USCF may also reject a redemption order if the number of shares being redeemed would reduce the remaining outstanding shares to 100,000 shares (i.e., two baskets) or less.

Creation and Redemption Transaction Fee

To compensate UHN for its expenses in connection with the creation and redemption of baskets, an Authorized Purchaser is required to pay a transaction fee to UHN per order to create or redeem baskets, regardless of the number of baskets in such order. From July 1, 2011 through December 31, 2013 (and continuing at least through May 1, 2014), the applicable transaction fee paid by Authorized Purchasers is $350 to UHN for each order they place to create or redeem one or more baskets; prior to July 1, 2011, this fee was $1,000. The transaction fee may be reduced, increased or otherwise changed by USCF. USCF shall notify DTC of any change in the transaction fee and will not implement any increase in the fee for the redemption of baskets until 30 days after the date of the notice.

Tax Responsibility

Authorized Purchasers are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value added tax or similar tax or governmental charge applicable to the creation or redemption of baskets, regardless of whether or not such tax or charge is imposed directly on the Authorized Purchaser, and agree to indemnify USCF and UHN if they are required by law to pay any such tax, together with any applicable penalties, additions to tax and interest thereon.

Secondary Market Transactions

As noted, UHN creates and redeems shares from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets are only made in exchange for delivery to UHN or the distribution by UHN of the amount of Treasuries and cash represented by the baskets being created or redeemed, the amount of which will be based on the aggregate NAV of the number of shares included in the baskets being created or redeemed determined on the day the order to create or redeem baskets is properly received.

As discussed above, Authorized Purchasers are the only persons that may place orders to create and redeem baskets. Authorized Purchasers must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Purchaser is under no obligation to create or redeem baskets, and an Authorized Purchaser is under no obligation to offer to the public shares of any baskets it does create. Authorized Purchasers that do offer to the public shares from the baskets they create will do so at per-share offering prices that are expected to reflect, among other factors, the trading price of the shares on the NYSE Arca, the NAV of UHN at the time the Authorized Purchaser purchased the Creation Baskets and the per share NAV of the shares at the time of the offer of the shares to the public, the supply of and demand for shares at the time of sale, and the liquidity of the Futures Contract market and the market for Other Diesel-Heating Oil-Related Investments. The prices of shares offered by Authorized Purchasers are expected to fall between UHN’s per share NAV and the trading price of the shares on the NYSE Arca at the time of sale. Shares initially comprising the same basket but offered by Authorized Purchasers to the public at different times may have different offering prices. An order for one or more baskets may be placed by an Authorized Purchaser on behalf of multiple clients. Authorized Purchasers who make deposits with UHN in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either UHN or USCF, and no such person has any obligation or responsibility to USCF or UHN to effect any sale or resale of shares. Shares trade in the secondary market on the NYSE Arca. Shares may trade in the secondary market at prices that are lower or higher relative to their per share NAV. The amount of the discount or premium in the trading price relative to the per share NAV may be influenced by various factors, including the number of investors who seek to purchase or sell shares in the secondary market and the liquidity of the Futures Contracts market and the market for Other Diesel-Heating Oil-Related Investments. While the shares trade during the core trading session on the NYSE Arca until 4:00 p.m. New York time, liquidity in the market for Futures Contracts and Other Diesel-Heating Oil-Related Investments may be reduced after the close of the NYMEX at 2:30 p.m. New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the shares may widen.

Investments

USCF causes UHN to transfer the proceeds from the sale of Creation Baskets to the Custodian or other custodian for trading activities. USCF will invest UHN’s assets in Futures Contracts and Other Diesel-Heating Oil-Related Investments and investments in Treasuries, cash and/or cash equivalents. When UHN purchases a Futures Contract and certain exchange-traded Other Diesel-Heating Oil-Related Investments, UHN is required to deposit 5% to 30% with the selling FCM on behalf of the exchange a portion of the value of the contract or other interest as security to ensure payment for the obligation under Diesel-Heating Oil Interests at maturity. This deposit is known as initial margin. Counterparties in transactions in over-the-counter Diesel-Heating Oil Interests will generally impose similar collateral requirements on UHN. USCF will invest the assets that remain after margin and collateral are posted in Treasuries, cash and/or cash equivalents subject to these margin and collateral requirements. USCF has sole authority to determine the percentage of assets that are:

•	held on deposit with the FCM or other custodian
•	used for other investments, and
•	held in bank accounts to pay current obligations and as reserves.

Ongoing margin and collateral payments will generally be required for both exchange-traded and over-the-counter Diesel-Heating Oil Interests based on changes in the value of the Diesel-Heating Oil Interests. Furthermore, ongoing collateral requirements with respect to over-the-counter Diesel-Heating Oil Interests are negotiated by the parties, and may be affected by overall market volatility, volatility of the underlying commodity or index, the ability of the counterparty to hedge its exposure under a Diesel-Heating Oil Interest, and each party’s creditworthiness. In light of the differing requirements for initial payments under exchange-traded and over-the-counter Diesel-Heating Oil Interests and the fluctuating nature of ongoing margin and collateral payments, it is not possible to estimate what portion of UHN’s assets will be posted as margin or collateral at any given time. The Treasuries, cash and cash equivalents held by UHN will constitute reserves that will be available to meet ongoing margin and collateral requirements. All interest income will be used for UHN’s benefit.

A FCM, counterparty, government agency or commodity exchange could increase margin or collateral requirements applicable to UHN to hold trading positions at any time. Moreover, margin is merely a security deposit and has no bearing on the profit or loss potential for any positions held.

The assets of UHN posted as margin for Futures Contracts are held in segregated accounts pursuant to the CEA and CFTC regulations.

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

The offer and sale of shares of UHN, as well as shares of each of the Related Public Funds, is registered under the Securities Act. UHN and the Related Public Funds are subject to the requirements of the Securities Act, the Exchange Act and the rules and regulations adopted thereunder as administered by the SEC. Firms’ participation in the distribution of shares are regulated as described above, as well as by the self regulatory association, FINRA.

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

In general, the CFTC does not regulate the interbank and forward foreign currency markets with respect to transactions in contracts between certain sophisticated counterparties such as UHN or between certain regulated institutions and retail investors. Although U.S. banks are regulated in various ways by the Federal Reserve Board, the Comptroller of the Currency and other U.S. federal and state banking officials, banking authorities do not regulate the forward markets to the same extent that the swap markets are regulated by the CFTC and SEC. At a minimum, over-the-counter currency forwards, options and swaps will be subject to heightened recordkeeping, reporting and business conduct standards.

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

While the U.S. government does not currently impose any restrictions on the movements of currencies, it could choose to do so. The imposition or relaxation of exchange controls in various jurisdictions could significantly affect the market for that and other jurisdictions’ currencies. Trading in the interbank market also exposes UHN to a risk of default since the failure of a bank with which UHN had entered into a forward contract would likely result in a default and thus possibly substantial losses to UHN.

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

“Swap” Transactions

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) imposes regulatory requirements on certain “swap” transactions that UHN is authorized to engage in that may ultimately impact the ability of UHN to meet its investment objective. On August 13, 2012, the CFTC and the SEC published joint final rules defining the terms “swap” and “security- based swap.” The term “swap” is broadly defined to include various types of over-the-counter derivatives, including swaps and options. The effective date of these final rules was October 12, 2012.

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (which are referred to in the Dodd-Frank Act as “derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular contract. On November 28, 2012, the CFTC issued its final clearing determination requiring that certain credit default swaps and interest rate swaps be cleared by registered DCOs. This is the CFTC’s first clearing determination under the Dodd-Frank Act and became effective on February 11, 2013. Beginning on March 11, 2013, “swap dealers,” “major swap participants” and certain active funds were required to clear certain credit default swaps and interest rate swaps; and beginning on June 10, 2013, commodity pools, certain private funds and entities predominantly engaged in financial activities were required to clear the same types of swaps. As a result, if UHN enters into or has entered into certain interest rate and credit default swaps on or after June 10, 2013, such swaps will be required to be centrally cleared. Determination on other types of swaps are expected in the future, and, when finalized, could require UHN to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the clearing organizations, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.”

The Dodd-Frank Act also requires that certain swaps determined to be available to trade on a SEF must be executed over such a facility. On June 5, 2013, the CFTC published a final rule regarding the obligations of SEFs, including the obligation for facilities offering multiple person execution services to register as a SEF by October 2, 2013. Based upon applications filed by several SEFs with the CFTC, the CFTC has determined that certain interest rate swaps and credit default index swaps are available to trade on SEFs and beginning on February 15, 2014, certain interest rate swaps and credit default index swaps must be executed on a SEF.

On November 14, 2013, the CFTC’s Division of Clearing and Risk, Division of Market Oversight and Division of Swap Dealer and Intermediary Oversight published guidance with respect to the application of certain CFTC rules on SEFs. That guidance clarified that SEFs could not restrict access to participants who are permitted to trade swaps and that SEFs may not require participants to have breakage agreements in place with other counterparties.

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

Additionally, the CFTC published rules on February 17, 2012 and April 3, 2012 that require “swap dealers” and “major swap participants” to: 1) adhere to business conduct standards, 2) implement policies and procedures to ensure compliance with the CEA and 3) maintain records of such compliance. These new requirements may impact the documentation requirements for both cleared and non-cleared swaps and cause swap dealers and major swap participants to face increased compliance costs that, in turn, may be passed along to counterparties (such as UHN) in the form of higher fees and expenses related to trading swaps.

On April 5, 2013, the CFTC’s Division of Clearing and Risk issued a letter granting no-action relief from certain swap data reporting requirements for swaps entered into between affiliated counterparties. In general, the letter grants relief from, among others: real-time, historical and regular swap reporting (under Part 43, Part 45 and Part 46 of the CFTC’s regulations, respectively.

On April 9, 2013, the CFTC’s Division of Market Oversight issued a letter granting time-limited no-action relief to non-swap dealer, non-major swap participant counterparties from the real-time, regular and historical swap reporting requirements (under Part 43, Part 45 and Part 46 of the CFTC’s regulations, respectively). The regular reporting requirements (Part 45 of the CFTC regulations) for interest rate and credit swaps of a financial entity (including a commodity pool such as UHN) began on April 10, 2013. The letter delays implementation of the reporting requirements based upon the asset class underlying the swap and the classification of the reporting counterparty. For a financial entity (including a commodity pool such as UHN), regular reporting requirements for equity, foreign exchange and other commodity swaps (including swaps on diesel-heating oil) began on May 29, 2013 and reporting of all historical swaps for all asset classes began on September 30, 2013.

On November 6, 2013, the CFTC published a final rule that imposes requirements on swap dealers and major swap participants with respect to the treatment of collateral posted by their counterparties to margin, guarantee, or secure uncleared swaps. In other words, the rule places restrictions on what swap dealers and major swap participants can do with collateral posted by UHN in connection with uncleared swaps.

In addition to the rules and regulations imposed under the Dodd-Frank Act, swap dealers that are European banks may also be subject to European Market Infrastructure Regulation (“EMIR”). These regulations have not yet been fully implemented.

General Regulation Applicable to UHN

On August 12, 2013, the CFTC issued final rules establishing compliance obligations for commodity pool operators (“CPOs”) of investment companies registered under the Investment Company Act of 1940 (the “Investment Company Act”) that are required to register due to recent changes to CFTC Regulation 4.5. The final rules were issued in a CFTC release entitled “Harmonization of Compliance Obligations for Registered Investment Companies Required to Register as Commodity Pool Operators.” For entities that are registered with both the CFTC and the SEC, the CFTC will accept the SEC’s disclosure, reporting and recordkeeping regime as substituted compliance for substantially all of Part 4 of the CFTC’s regulations, so long as they comply with comparable requirements under the SEC’s statutory and regulatory compliance regime. Thus, the final rules (the “Harmonization Rules”) allow dually registered entities to meet certain CFTC regulatory requirements for CPOs by complying with SEC rules to which they are already subject. Although UHN is not a registered investment company under the Investment Company Act, the Harmonization Rules amended certain CFTC disclosure rules to make the requirements for all CPOs to periodically update their disclosure documents consistent with those of the SEC. This change will decrease the burden to UHN and USCF of having to comply with inconsistent regulatory requirements. It is not known whether the CFTC will make additional amendments to its disclosure, reporting and recordkeeping rules to further harmonize these obligations with those of the SEC as they apply to UHN and USCF, but any such further rule changes could result in additional operating efficiencies for UHN and USCF.

With regard to any other rules that the CFTC may adopt in the future, the effect of any such regulatory changes on UHN is impossible to predict, but it could be substantial and adverse.

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

The CFTC also regulates the activities of “commodity trading advisors” and “commodity pool operators” and the CFTC has adopted regulations with respect to certain of such persons’ activities. Pursuant to its authority, the CFTC requires a CPO, such as USCF, to keep accurate, current and orderly records with respect to each pool it operates. The CFTC may suspend, modify or terminate the registration of any registrant for failure to comply with CFTC rules or regulations. Suspension, restriction or termination of USCF’s registration as a CPO would prevent it, until such time (if any) as such registration were to be reinstated, from managing, and might result in the termination of, UHN or the Related Public Funds.

The CEA also gives the states certain powers to enforce its provisions and the regulations of the CFTC.

Under certain circumstances, the CEA grants shareholders the right to institute a reparations proceeding before the CFTC against USCF (as a registered commodity pool operator), as well as those of their respective employees who are required to be registered under the CEA. Shareholders may also be able to maintain a private right of action for certain violations of the CEA.

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

The CEA requires all FCMs, such as UHN’s clearing brokers, to meet and maintain specified fitness and financial requirements, to segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC. The CFTC has similar authority over introducing brokers, or persons who solicit or accept orders for commodity interest trades but who do not accept margin deposits for the execution of trades. The CEA authorizes the CFTC to regulate trading by FCMs and by their officers and directors, permits the CFTC to require action by exchanges in the event of market emergencies, and establishes an administrative procedure under which customers may institute complaints for damages arising from alleged violations of the CEA. The CEA also gives the states powers to enforce its provisions and the regulations of the CFTC.

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

On November 14, 2013, the CFTC published final regulations that require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for FCMs. The rules are intended to afford greater assurances to market participants that: customer segregated funds and secured amounts are protected, customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business, FCMs are monitoring and managing risks in a robust manner, the capital and liquidity of FCMs are strengthened to safeguard the continued operations, and the auditing and examination programs of the CFTC and the self-regulatory organizations are monitoring the activities of FCMs in a thorough manner.

UHN’s investors are afforded prescribed rights for reparations under the CEA against USCF (as a registered commodity pool operator), as well as its respective employees who are required to be registered under the CEA. Investors may also be able to maintain a private right of action for violations of the CEA. The CFTC has adopted rules implementing the reparation provisions of the CEA, which provide that any person may file a complaint for a reparations award with the CFTC for violation of the CEA against a floor broker or a FCM, introducing broker, commodity trading advisor, CPO and their respective associated persons.

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

On November 5, 2013, the CFTC proposed a rulemaking that would establish specific limits on speculative positions in 28 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”). On the same date, the CFTC proposed another rule addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Proposed Aggregation Requirements”). Specifically, the Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on DCMs and SEFs to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as non-U.S. located platforms. Furthermore, until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, UHN may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Proposed Aggregation Requirements may affect UHN, but it may be substantial and adverse. By way of example, the Proposed Aggregation Requirements in combination with the Position Limit Rules may negatively impact the ability of UHN to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of UHN.

Based on its current understanding of the final position limit regulations, USCF does not anticipate significant negative impact on the ability of UHN to achieve its investment objective.

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

Brokerage firms, such as UHN’s clearing brokers, carrying accounts for traders in commodity interest contracts may not accept lower, and generally require higher, amounts of margin as a matter of policy to further protect themselves. The clearing brokers require UHN to make margin deposits equal to exchange minimum levels for all commodity interest contracts. This requirement may be altered from time to time in the clearing brokers’ discretion.

Regulators have not yet finalized the Dodd-Frank Act rules regarding initial margin levels for over-the-counter derivatives. It is possible that such levels may be higher than those for futures contracts. Also, initial margin requirements for non-cleared swaps will be subject to higher margin requirements than cleared swaps. And, under pending rule proposals, UHN may be required to post, but not be entitled to receive, initial and variation margin in respect of non-cleared swaps. Until such time as the regulators finalize these margin rules, trading in the over-the-counter markets where no clearing facility is provided generally will not require margin per se. Rather, it will involve the extension of credit between counterparties that is secured by transfers of credit support and/or independent amounts. Credit support is transferred between counterparties in respect of the open over-the-counter derivatives entered into between them, while independent amounts are fixed amounts posted by one or both counterparties at the execution of a particular over-the-counter transaction.

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

Margin requirements are computed each day by a trader’s clearing broker. When the market value of a particular open commodity interest position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the broker. If the margin call is not met within a reasonable time, the broker may close out the trader’s position. With respect to UHN’s trading, UHN (and not its investors personally) is subject to margin calls.

On November 6, 2013, the CFTC published a final rule that imposes requirements on swap dealers and major swap participants with respect to the treatment of collateral posted by their counterparties to margin, guarantee, or secure uncleared swaps. In other words, the rule places restrictions on what swap dealers and major swap participants can do with collateral posted by UHN in connection with uncleared swaps.

Finally, many major U.S. exchanges have passed certain cross margining arrangements involving procedures pursuant to which the futures and options positions held in an account would, in the case of some accounts, be aggregated and margin requirements would be assessed on a portfolio basis, measuring the total risk of the combined positions.

SEC Reports

UHN makes available, free of charge, on its website, its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. These reports are also available from the SEC though its website at: www.sec.gov.

CFTC Reports

UHN also makes available its monthly reports and its annual reports required to be prepared and filed with the NFA under the CFTC regulations.

Intellectual Property

USCF owns trademark registration for UHN UNITED STATES DIESEL-HEATING OIL FUND, LP (and Flame Design) (U.S. Reg. No. 4440924) for “financial investment services in the field of heating oil futures contracts, cash-settled options on heating oil futures contracts, forward contracts for heating oil, over-the-counter transactions based on the price of heating oil, and indices based on the foregoing,” in use since August 21, 2012, UHN UNITED STATES DIESEL-HEATING OIL FUND, LP (and Flame Design in color), S.N. 85703821, filed August 15, 2012, and UNITED STATES DIESEL-HEATING OIL FUND, S.N. 85647138, filed June 8, 2012. USCF also owns trademark registrations for UNITED STATES HEATING OIL FUND (U.S. Reg. No. 3490750) for “fund investment services in the field of heating oil futures contracts, cash-settled options on heating oil futures contracts, forward contracts for heating oil, over-the-counter transactions based on the price of heating oil, and indices based on the foregoing,” in use since April 8, 2008, UHN UNITED STATES HEATING OIL FUND, LP (and House Design) (U.S. Reg. No. 3638986) for “investment services in the field of heating oil futures contracts and other heating oil related investments,” in use since April 8, 2008, and UHN (and flame design in color), S.N. 85703034, filed August 14, 2012. USCF relies upon these trademarks through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors. So long as USCF continues to use these trademarks to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations; it will continue to have indefinite protection for these trademarks under current laws, rules and regulations.

USCF owns trademark registrations for UNITED STATES COMMODITY FUNDS (U.S. Reg. No. 3600670) for “Fund investment services,” in use since June 24, 2008, USCF (U.S. Reg. No. 3638987) for “Fund investment services,” in use since June 24, 2008, and USCF UNITED STATES COMMODITY FUNDS LLC & Design (U.S. Reg. No. 4304004) for “Fund investment services,” in use since June 24, 2008. USCF relies upon these trademarks through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors. So long as USCF continues to use these trademarks to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations; it will continue to have indefinite protection for these trademarks under current laws, rules and regulations. USCF has been granted two patents Nos. 7,739,186 and 8,019,675, for systems and methods for an exchange traded fund (ETF) that tracks the price of one or more commodities.

Item 1A.  Risk Factors.

The risk factors should be read in connection with the other information included in this annual report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and UHN’s financial statements and the related notes.

The investment objective of UHN is for the daily changes in percentage terms of its units’ net asset value to reflect the daily changes in percentage terms of the spot price of heating oil (also known as No. 2 fuel) for delivery to the New York harbor, as measured by the daily changes in the price of the futures contract on heating oil traded on the New York Mercantile Exchange that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less UHN’s expenses. UHN seeks to achieve its investment objective by investing in a combination of Futures Contracts and Other Diesel-Heating Oil-Related Investments such that the daily changes in its net asset value, measured in percentage terms, will closely track the changes in the daily price of the Benchmark Futures Contract, also measured in percentage terms. UHN’s investment strategy is designed to provide investors with a cost-effective way to invest indirectly in diesel-heating oil and to hedge against movements in the spot price of diesel-heating oil. An investment in UHN involves investment risk similar to a direct investment in Futures Contracts and Other Diesel-Heating Oil-Related Investments, and correlation risk, or the risk that investors purchasing shares to hedge against movements in the price of diesel-heating oil will have an efficient hedge only if the price they pay for their shares closely correlates with the price of diesel-heating oil. In addition to investment risk and correlation risk, an investment in UHN involves tax risks, over-the-counter risks, and other risks.

Investment Risk

The net asset value of UHN’s shares relates directly to the value of the Benchmark Futures Contracts and other assets held by UHN and fluctuations in the prices of these assets could materially adversely affect an investment in UHN’s shares.

UHN’s investment objective is for the net asset value of its shares to track the price of the Benchmark Futures Contract, less expenses. The net assets of UHN consist primarily of investments in Futures Contracts and, to a lesser extent, in Other Diesel-Heating Oil-Related Investments. The net asset value of UHN’s shares relates directly to the value of these assets (less liabilities, including accrued but unpaid expenses), which in turn relates to the price of diesel-heating oil in the marketplace. Diesel-heating prices depend on local, regional and global events or conditions that affect supply and demand for heating oil.

Economic conditions. The demand for diesel-heating oil correlates closely with general economic growth rates. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on diesel-heating oil prices. Other factors that affect general economic conditions in the world or in a major region, such as changes in population growth rates, periods of civil unrest, government austerity programs, or currency exchange rate fluctuations, can also impact the demand for diesel-heating oil. Sovereign debt downgrades, defaults, inability to access debt markets due to credit or legal constraints, liquidity crises, the breakup or restructuring of fiscal, monetary, or political systems such as the European Union, and other events or conditions that impair the functioning of financial markets and institutions also may adversely impact the demand for diesel-heating oil.

Other demand-related factors. Other factors that may affect the demand for diesel-heating oil and therefore its price, include technological improvements in energy efficiency; seasonal weather patterns, which affect the demand for diesel-heating oil associated with heating and cooling; increased competitiveness of alternative energy sources that have so far generally not been competitive with oil without the benefit of government subsidies or mandates; and changes in technology or consumer preferences that alter fuel choices, such as toward alternative fueled vehicles.

Other supply-related factors. Diesel-heating oil prices also vary depending on a number of factors affecting supply. For example, increased supply from the development of new oil supply sources and technologies to enhance recovery from existing sources tends to reduce diesel-heating oil prices to the extent such supply increases are not offset by commensurate growth in demand. Similarly, increases in industry refining or petrochemical manufacturing capacity may impact the supply of diesel-heating oil. World oil supply levels can also be affected by factors that reduce available supplies, such as adherence by member countries to OPEC production quotas and the occurrence of wars, hostile actions, natural disasters, disruptions in competitors’ operations, or unexpected unavailability of distribution channels that may disrupt supplies. Technological change can also alter the relative costs for companies in the petroleum industry to find, produce, and refine oil and to manufacture petrochemicals, which in turn may affect the supply of and demand for oil.

Other market factors. The supply of and demand for diesel-heating oil may also be impacted by changes in interest rates, inflation, and other local or regional market conditions.

Correlation Risk

Investors purchasing shares to hedge against movements in the price of diesel-heating oil will have an efficient hedge only if the price they pay for their shares closely correlates with the price of diesel-heating oil. Investing in UHN’s shares for hedging purposes involves the following risks:

•	The market price at which the investor buys or sells shares may be significantly less or more than net asset value.
•	Daily percentage changes in net asset value may not closely correlate with daily percentage changes in the price of the Benchmark Futures Contract.
•	Daily percentage changes in the prices of the Benchmark Futures Contract may not closely correlate with daily percentage changes in the price of diesel-heating oil.

The market price at which investors buy or sell shares may be significantly less or more than net asset value.

UHN’s net asset value per share will change throughout the day as fluctuations occur in the market value of UHN’s portfolio investments. The public trading price at which an investor buys or sells shares during the day from their broker may be different from the net asset value of the shares. Price differences may relate primarily to supply and demand forces at work in the secondary trading market for shares that are closely related to, but not identical to, the same forces influencing the prices of the diesel-heating oil and the Benchmark Futures Contract at any point in time. USCF expects that exploitation of certain arbitrage opportunities by Authorized Purchasers and their clients and customers will tend to cause the public trading price to track net asset value per share closely over time, but there can be no assurance of that.

The net asset value of UHN’s shares may also be influenced by non-concurrent trading hours between the NYSE Arca and the various futures exchanges on which diesel-heating oil is traded. While the shares trade on the NYSE Arca from 9:30 a.m. to 4:00 p.m. Eastern Time, the trading hours for the futures exchanges on which diesel-heating oil trade may not necessarily coincide during all of this time. For example, while the shares trade on the NYSE Arca until 4:00 p.m. Eastern Time, liquidity in the global heating oil market will be reduced after the close of the NYMEX at 2:30 p.m. Eastern Time. As a result, during periods when the NYSE Arca is open and the futures exchanges on which diesel-heating oil is traded are closed, trading spreads and the resulting premium or discount on the shares may widen and, therefore, increase the difference between the price of the shares and the net asset value of the shares.

Daily percentage changes in UHN’s net asset value may not correlate with daily percentage changes in the price of the Benchmark Futures Contract.

It is possible that the daily percentage changes in UHN’s net asset value per share may not closely correlate to daily percentage changes in the price of the Benchmark Futures Contract. Non-correlation may be attributable to disruptions in the market for diesel-heating oil, the imposition of position or accountability limits by regulators or exchanges, or other extraordinary circumstances. As UHN approaches or reaches position limits with respect to the Benchmark Futures Contract and other Futures Contracts or in view of market conditions, UHN may begin investing in Other Diesel-Heating Oil-Related Investments. In addition, UHN is not able to replicate exactly the changes in the price of the Benchmark Futures Contract because the total return generated by UHN is reduced by expenses and transaction costs, including those incurred in connection with UHN’s trading activities, and increased by interest income from UHN’s holdings of Treasury securities. Tracking the Benchmark Futures Contract requires trading of UHN’s portfolio with a view to tracking the Benchmark Futures Contract over time and is dependent upon the skills of USCF and its trading principals, among other factors.

Daily percentage changes in the price of the Benchmark Futures Contract may not correlate with daily percentage changes in the spot price of diesel-heating oil.

The correlation between changes in prices of the Benchmark Futures Contract and the spot price of diesel-heating oil may at times be only approximate. The degree of imperfection of correlation depends upon circumstances such as variations in the speculative oil market, supply of and demand for Futures Contracts (including the Benchmark Futures Contract) and Other Diesel-Heating Oil-Related Investments, and technical influences in oil futures trading.

Natural forces in the futures market known as “backwardation” and “contango” may increase UHN’s tracking error and/or negatively impact total return.

The design of UHN’s Benchmark Futures Contract is such that every month it begins by using the near month contract to expire until the near month contract is within two weeks of expiration, when, over a four day period, it transitions to the next month contract to expire as its benchmark contract and keeps that contract as its benchmark until it becomes the near month contract and close to expiration. In the event of a diesel-heating oil futures market where near month contracts trade at a higher price than next month to expire contracts, a situation described as “backwardation” in the futures market, then absent the impact of the overall movement in diesel-heating oil prices the value of the benchmark contract would tend to rise as it approaches expiration. Conversely, in the event of a diesel-heating oil futures market where near month contracts trade at a lower price than next month contracts, a situation described as “contango” in the futures market, then absent the impact of the overall movement in diesel-heating oil prices the value of the benchmark contract would tend to decline as it approaches expiration. When compared to total return of other price indices, such as the spot price of diesel-heating oil, the impact of backwardation and contango may cause the total return of UHN’s per share net asset value to vary significantly. Moreover, absent the impact of rising or falling diesel-heating oil prices, a prolonged period of contango could have a significant negative impact on UHN’s per share net asset value and total return and investors could lose part or all of their investment. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K for a discussion of the potential effects of contango and backwardation.

Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause tracking error, which could cause the price of shares to substantially vary from the price of the Benchmark Futures Contract.

Designated contract markets, such as the NYMEX and ICE Futures, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by UHN is not) may hold, own or control. In addition to accountability levels and position limits, the NYMEX and ICE Futures also set daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

On November 5, 2013, the CFTC proposed a rulemaking that would establish specific limits on speculative positions in 28 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”). On the same date, the CFTC proposed another rule addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Proposed Aggregation Requirements”). Specifically, the Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on DCMs and SEFs to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues — OTC, DCMs, SEFs as well as non-U.S. located trading platforms.

Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, UHN may be limited with respect to the size of its investments in Futures Contracts and Other Diesel-Heating Oil-Related Investments subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Proposed Aggregation Requirements may affect UHN, but it may be substantial and adverse. By way of example, the Proposed Aggregation Requirements in combination with the Position Limit Rules may negatively impact the ability of UHN to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of UHN.

All of these limits may potentially cause a tracking error between the price of UHN’s shares and the price of the Benchmark Futures Contract. This may in turn prevent investors from being able to effectively use UHN as a way to hedge against diesel-heating oil-related losses or as a way to indirectly invest in diesel-heating oil.

UHN has not limited the size of its offering and is committed to utilizing substantially all of its proceeds to purchase Futures Contracts and Other Diesel-Heating Oil-Related Investments. If UHN encounters accountability levels, position limits, or price fluctuation limits for Futures Contracts on the NYMEX or ICE Futures, it may then, if permitted under applicable regulatory requirements, purchase Futures Contracts on other exchanges that trade listed diesel-heating oil futures. In addition, if UHN exceeds accountability levels on either the NYMEX or ICE Futures and is required by such exchanges to reduce its holdings, such reduction could potentially cause a tracking error between the price of UHN’s shares and the price of the Benchmark Futures Contract.

Tax Risk

An investor’s tax liability may exceed the amount of distributions, if any, on its shares.

Cash or property will be distributed at the sole discretion of USCF. USCF has not and does not currently intend to make cash or other distributions with respect to shares. Investors will be required to pay U.S. federal income tax and, in some cases, state, local, or foreign income tax, on their allocable share of UHN’s taxable income, without regard to whether they receive distributions or the amount of any distributions. Therefore, the tax liability of an investor with respect to its shares may exceed the amount of cash or value of property (if any) distributed.

An investor’s allocable share of taxable income or loss may differ from its economic income or loss on its shares.

Due to the application of the assumptions and conventions applied by UHN in making allocations for tax purposes and other factors, an investor’s allocable share of UHN’s income, gain, deduction or loss may be different than its economic profit or loss from its shares for a taxable year. This difference could be temporary or permanent and, if permanent, could result in it being taxed on amounts in excess of its economic income.

Items of income, gain, deduction, loss and credit with respect to shares could be reallocated if the U.S. Internal Revenue Service (“IRS”) does not accept the assumptions and conventions applied by UHN in allocating those items, with potential adverse consequences for an investor.

The U.S. tax rules pertaining to partnerships are complex and their application to large, publicly traded partnerships such as UHN is in many respects uncertain. UHN applies certain assumptions and conventions in an attempt to comply with the intent of the applicable rules and to report taxable income, gains, deductions, losses and credits in a manner that properly reflects shareholders’ economic gains and losses. These assumptions and conventions may not fully comply with all aspects of the Internal Revenue Code (the “Code”) and applicable Treasury Regulations, however, and it is possible that the IRS will successfully challenge UHN’s allocation methods and require UHN to reallocate items of income, gain, deduction, loss or credit in a manner that adversely affects investors. If this occurs, investors may be required to file an amended tax return and to pay additional taxes plus deficiency interest.

UHN could be treated as a corporation for federal income tax purposes, which may substantially reduce the value of the shares.

UHN has received an opinion of counsel that, under current U.S. federal income tax laws, UHN will be treated as a partnership that is not taxable as a corporation for U.S. federal income tax purposes, provided that (i) at least 90 percent of UHN’s annual gross income consists of “qualifying income” as defined in the Code, (ii) UHN is organized and operated in accordance with its governing agreements and applicable law and (iii) UHN does not elect to be taxed as a corporation for federal income tax purposes. Although USCF anticipates that UHN has satisfied and will continue to satisfy the “qualifying income” requirement for all of its taxable years, that result cannot be assured. UHN has not requested and will not request any ruling from the IRS with respect to its classification as a partnership not taxable as a corporation for federal income tax purposes. If the IRS were to successfully assert that UHN is taxable as a corporation for federal income tax purposes in any taxable year, rather than passing through its income, gains, losses and deductions proportionately to shareholders, UHN would be subject to tax on its net income for the year at corporate tax rates. In addition, although USCF does not currently intend to make distributions with respect to shares, any distributions would be taxable to shareholders as dividend income. Taxation of UHN as a corporation could materially reduce the after-tax return on an investment in shares and could substantially reduce the value of the shares.

UHN is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law, and therefore, UHN has a more complex tax treatment than traditional mutual funds.

UHN is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law. No U.S. federal income tax is paid by UHN on its income. Instead, UHN will furnish shareholders each year with tax information on IRS Schedule K-1 (Form 1065) and each U.S. shareholder is required to report on its U.S. federal income tax return its allocable share of the income, gain, loss and deduction of UHN.

This must be reported without regard to the amount (if any) of cash or property the shareholder receives as a distribution from UHN during the taxable year. A shareholder, therefore, may be allocated income or gain by UHN but receive no cash distribution with which to pay the tax liability resulting from the allocation, or may receive a distribution that is insufficient to pay such liability.

In addition to federal income taxes, shareholders may be subject to other taxes, such as state and local income taxes, unincorporated business taxes, business franchise taxes and estate, inheritance or intangible taxes that may be imposed by the various jurisdictions in which UHN does business or owns property or where the shareholders reside. Although an analysis of those various taxes is not presented here, each prospective shareholder should consider their potential impact on its investment in UHN. It is each shareholder’s responsibility to file the appropriate U.S. federal, state, local and foreign tax returns.

Over-the-Counter Contract Risk

Currently, over-the-counter transactions are subject to changing regulation.

A portion of UHN’s assets may be used to trade over-the-counter Diesel-Heating Oil Interests, such as forward contracts or swap or spot contracts. Currently, over-the-counter contracts are typically contracts traded on a principal-to-principal, non-cleared basis through dealer markets that are dominated by major money center and investment banks and other institutions and that prior to the passage of the Dodd-Frank Act had been essentially unregulated by the CFTC. The markets for over-the-counter contracts have relied upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. To date, the forward markets have been largely unregulated, forward contracts have been executed bi-laterally and, in general, forward contracts have not been cleared or guaranteed by a third party. On November 16, 2012, the Secretary of the Treasury issued a final determination that exempts both foreign exchange swaps and foreign exchange forwards from the definition of “swap” and, by extension, additional regulatory requirements (such as clearing and margin). The final determination does not extend to other foreign exchange derivatives, such as foreign exchange options, certain currency swaps and non-deliverable forwards. While the Dodd-Frank Act and certain regulations adopted thereunder are intended to provide additional protections to participants in the over-the-counter market, the current regulation of the over-the-counter contracts could expose UHN in certain circumstances to significant losses in the event of trading abuses or financial failure by participants. On November 28, 2012, the CFTC issued its final clearing determination requiring that certain credit default swaps and interest rate swaps be cleared by registered DCM’s. This is the CFTC’s first clearing determination under the Dodd-Frank Act and became effective on February 11, 2013. Beginning on March 11, 2013, “swap dealers,” “major swap participants” and certain active funds were required to clear certain credit default swaps and interest rate swaps; and beginning on June 10, 2013, commodity pools, certain private funds and entities predominantly engaged in financial activities were required to clear the same types of swaps. As a result, if UHN enters into or has entered into certain interest rate and credit default swaps on or after June 10, 2013, such swaps will be required to be centrally cleared. Determination on other types of swaps are expected in the future, and, when finalized, could require UHN to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis. See “Item 1. Business – Regulation” for a discussion of how the over-the-counter market will be subject to much more extensive CFTC oversight and regulation after the implementation of the Dodd-Frank Act.

UHN will be subject to credit risk with respect to counterparties to over-the-counter contracts entered into by UHN or held by special purpose or structured vehicles.

UHN faces the risk of non-performance by the counterparties to the over-the-counter contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. A counterparty may not be able to meet its obligations to UHN, in which case UHN could suffer significant losses on these contracts.

If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, UHN may experience significant delays in obtaining any recovery in a bankruptcy or other reorganization proceeding. UHN may obtain only limited recovery or may obtain no recovery in such circumstances.

Valuing over-the-counter derivatives may be less certain that actively traded financial instruments.

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

The regulatory requirements for posting margin in uncleared swap transactions is evolving.

The Dodd-Frank Act requires the CFTC and SEC to establish “both initial and variation margin requirements on all swaps that are not cleared by a registered clearing organization” (i.e., uncleared swaps). In addition, the Dodd-Frank Act provides parties who post initial margin to a swap dealer or major swap participant with a statutory right to insist that such margin be held in a segregated account with an independent custodian. On November 6, 2013, the CFTC published a final rule that imposes requirements on swap dealers and major swap participants with respect to the treatment of collateral posted by their counterparties to margin, guarantee, or secure uncleared swaps. The rule places restrictions on what swap dealers and major swap participants can do with collateral posted by UHN in connection with uncleared swaps.

Other Risks

Certain of UHN’s investments could be illiquid, which could cause large losses to investors at any time or from time to time.

Futures positions cannot always be liquidated at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as a foreign government taking political actions that disrupt the market for its currency, its diesel-heating oil production or exports, or another major export, can also make it difficult to liquidate a position. Because both Futures Contracts and Diesel-Heating Oil-Related Interests may be illiquid, UHN’s Diesel-Heating Oil Interests may be more difficult to liquidate at favorable prices in periods of illiquid markets and losses may be incurred during the period in which positions are being liquidated. The large size of the positions that UHN may acquire increases the risk of illiquidity both by making its positions more difficult to liquidate and by potentially increasing losses while trying to do so.

Over-the-counter contracts that are not subject to clearing may be even less marketable than futures contracts because they are not traded on an exchange, do not have uniform terms and conditions, and are entered into based upon the creditworthiness of the parties and the availability of credit support, such as collateral, and in general, they are not transferable without the consent of the counterparty. These conditions make such contracts less liquid than standardized futures contracts traded on a commodities exchange and could adversely impact UHN’s ability to realize the full value of such contracts. In addition, even if collateral is used to reduce counterparty credit risk, sudden changes in the value of over-the-counter transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

UHN is not actively managed and tracks the Benchmark Futures Contract during periods in which the price of the Benchmark Futures Contract is flat or declining as well as when the price is rising.

UHN is not actively managed by conventional methods. Accordingly, if UHN’s investments in Diesel-Heating Oil Interests are declining in value, UHN will not close out such positions except in connection with paying the proceeds to an Authorized Purchaser upon the redemption of a basket or closing out futures positions in connection with the monthly change in the Benchmark Futures Contract. USCF will seek to cause the net asset value of UHN’s shares to track the Benchmark Futures Contract during periods in which its price is flat or declining as well as when the price is rising.

The NYSE Arca may halt trading in UHN’s shares, which would adversely impact an investor’s ability to sell shares.

UHN’s shares are listed for trading on the NYSE Arca under the market symbol “UHN.” Trading in shares may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of the NYSE Arca, make trading in shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. Additionally, there can be no assurance that the requirements necessary to maintain the listing of UHN’s shares will continue to be met or will remain unchanged.

The lack of an active trading market for UHN’s shares may result in losses on an investor’s investment in UHN at the time the investor sells the shares.

Although UHN’s shares are listed and traded on the NYSE Arca, there can be no guarantee that an active trading market for the shares will be maintained. If an investor needs to sell shares at a time when no active trading market for them exists, the price the investor receives upon sale of the shares, assuming they were able to be sold, likely would be lower than if an active market existed.

USCF is leanly staffed and relies heavily on key personnel to manage UHN and other funds.

USCF was formed to be the sponsor and manager of investment vehicles such as UHN and has been managing such investment vehicles since April 2006. In managing and directing the day-to-day activities and affairs of UHN, USCF relies heavily on Messrs. Howard Mah and John Hyland. If Messrs. Mah or Hyland were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of UHN.

There is a risk that UHN will not earn trading gains sufficient to compensate for the fees and expenses that it must pay and as such UHN may not earn any profit.

UHN pays brokerage charges of approximately 0.08% of average total net assets based on brokerage fees of $3.50 per buy or sell, management fees of 0.60% of net asset value on its average net assets, and over-the-counter spreads and extraordinary expenses (e.g., subsequent offering expenses, other expenses not in the ordinary course of business, including the indemnification of any person against liabilities and obligations to the extent permitted by law and required under the LP Agreement and under agreements entered into by USCF on UHN’s behalf and the bringing and defending of actions at law or in equity and otherwise engaging in the conduct of litigation and the incurring of legal expenses and the settlement of claims and litigation) that cannot be quantified.

These fees and expenses must be paid in all cases regardless of whether UHN’s activities are profitable. Accordingly, UHN must earn trading gains sufficient to compensate for these fees and expenses before it can earn any profit.

Regulation of the commodity interests and energy markets is extensive and constantly changing; future regulatory developments are impossible to predict but may significantly and adversely affect UHN.

The futures markets are subject to comprehensive statutes, regulations, and margin requirements. In addition, the CFTC and futures exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. Regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. In addition, various national governments outside of the United States have expressed concern regarding the disruptive effects of speculative trading in the energy markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on UHN is impossible to predict, but it could be substantial and adverse. For a more detailed discussion of the regulations to be imposed by the CFTC and the SEC and the potential impacts thereof on UHN, please see “Item 1. Business – Regulation” in this annual report on Form 10-K.

An investment in UHN may provide little or no diversification benefits. Thus, in a declining market, UHN may have no gains to offset losses from other investments, and an investor may suffer losses on an investment in UHN while incurring losses with respect to other asset classes.

Historically, Futures Contracts and Other Diesel-Heating Oil-Related Investments have generally been non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is a low statistically valid relationship between the performance of futures and other commodity interest transactions, on the one hand, and stocks or bonds, on the other hand.

However, there can be no assurance that such non-correlation will continue during future periods. If, contrary to historic patterns, UHN’s performance were to move in the same general direction as the financial markets, investors will obtain little or no diversification benefits from an investment in the UHN’s shares. In such a case, UHN may have no gains to offset losses from other investments, and investors may suffer losses on their investment in UHN at the same time they incur losses with respect to other investments.

Variables such as drought, floods, weather, embargoes, tariffs and other political events may have a larger impact on diesel-heating oil prices and diesel-heating oil-linked instruments, including Futures Contracts and Other Diesel-Heating Oil-Related Investments, than on traditional securities. These additional variables may create additional investment risks that subject UHN’s investments to greater volatility than investments in traditional securities.

Non-correlation should not be confused with negative correlation, where the performance of two asset classes would be opposite of each other. There is no historical evidence that the spot price of diesel-heating oil and prices of other financial assets, such as stocks and bonds, are negatively correlated. In the absence of negative correlation, UHN cannot be expected to be automatically profitable during unfavorable periods for the stock market, or vice versa.

UHN is not a registered investment company so shareholders do not have the protections of the 1940 Act.

UHN is not an investment company subject to the 1940 Act. Accordingly, investors do not have the protections afforded by that statute which, for example, requires investment companies to have a majority of disinterested directors and regulates the relationship between the investment company and its investment manager.

Trading in international markets could expose UHN to credit and regulatory risk.

UHN invests primarily in Futures Contracts, a significant portion of which are traded on United States exchanges, including the NYMEX. However, a portion of UHN’s trades may take place on markets and exchanges outside the United States. Some non-U.S. markets present risks because they are not subject to the same degree of regulation as their U.S. counterparts. Trading in non-U.S. markets also leaves UHN susceptible to swings in the value of the local currency against the U.S. dollar. Additionally, trading on non-U.S. exchanges is subject to the risks presented by exchange controls, expropriation, increased tax burdens and exposure to local economic declines and political instability. An adverse development with respect to any of these variables could reduce the profit or increase the loss earned on trades in the affected international markets.

UHN and USCF may have conflicts of interest, which may permit them to favor their own interests to the detriment of shareholders.

UHN and USCF are subject to actual and potential inherent conflicts involving UHN, USCF, various commodity futures brokers and Authorized Purchasers. USCF’s officers, directors and employees do not devote their time exclusively to UHN. These persons are directors, officers or employees of other entities that may compete with UHN for their services. They could have a conflict between their responsibilities to UHN and to those other entities. As a result of these and other relationships, parties involved with UHN have a financial incentive to act in a manner other than in the best interests of UHN and the shareholders. USCF has not established any formal procedure to resolve conflicts of interest. Consequently, investors are dependent on the good faith of the respective parties subject to such conflicts of interest to resolve them equitably. Although USCF attempts to monitor these conflicts, it is extremely difficult, if not impossible, for USCF to ensure that these conflicts do not, in fact, result in adverse consequences to the shareholders.

UHN may also be subject to certain conflicts with respect to the FCM, including, but not limited to, conflicts that result from receiving greater amounts of compensation from other clients, or purchasing opposite or competing positions on behalf of third party accounts traded through the FCM. In addition, USCF’s principals, officers, directors or employees may trade futures and related contracts for their own account. A conflict of interest may exist if their trades are in the same markets and at the same time as UHN trades using the clearing broker to be used by UHN. A potential conflict also may occur if USCF’s principals, officers, directors or employees trade their accounts more aggressively or take positions in their accounts which are opposite, or ahead of, the positions taken by UHN.

UHN could terminate at any time and cause the liquidation and potential loss of an investor’s investment and could upset the overall maturity and timing of an investor’s investment portfolio.

UHN may terminate at any time, regardless of whether UHN has incurred losses, subject to the terms of the LP Agreement. In particular, unforeseen circumstances, including the death, adjudication of incompetence, bankruptcy, dissolution, or removal of USCF as the general partner of UHN could cause UHN to terminate unless a majority interest of the limited partners within 90 days of the event elects to continue the partnership and appoints a successor general partner, or the affirmative vote of a majority in interest of the limited partners subject to certain conditions. However, no level of losses will require USCF to terminate UHN. UHN’s termination would cause the liquidation and potential loss of an investor’s investment. Termination could also negatively affect the overall maturity and timing of an investor’s investment portfolio.

UHN does not expect to make cash distributions.

UHN has not previously made any cash distributions and intends to reinvest any realized gains in additional Diesel-Heating Oil Interests rather than distributing cash to limited partners. Therefore, unlike mutual funds, commodity pools or other investment pools that actively manage their investments in an attempt to realize income and gains from their investing activities and distribute such income and gains to their investors, UHN generally does not expect to distribute cash to limited partners. An investor should not invest in UHN if the investor will need cash distributions from UHN to pay taxes on its share of income and gains of UHN, if any, or for any other reason. Nonetheless, although UHN does not intend to make cash distributions, the income earned from its investments held directly or posted as margin may reach levels that merit distribution, e.g., at levels where such income is not necessary to support its underlying investments in Diesel-Heating Oil Interests and investors adversely react to being taxed on such income without receiving distributions that could be used to pay such tax. If this income becomes significant then cash distributions may be made.

An unanticipated number of redemption requests during a short period of time could have an adverse effect on UHN’s net asset value.

If a substantial number of requests for redemption of Redemption Baskets are received by UHN during a relatively short period of time, UHN may not be able to satisfy the requests from UHN’s assets not committed to trading. As a consequence, it could be necessary to liquidate positions in UHN’s trading positions before the time that the trading strategies would otherwise dictate liquidation.

The financial markets are currently in a slow period of recovery and the financial markets are still relatively fragile.

Since 2008, the financial markets have experienced very difficult conditions and volatility as well as significant adverse trends. The conditions in these markets have resulted in a decrease in availability of corporate credit and liquidity and have led indirectly to the insolvency, closure or acquisition of a number of major financial institutions and have contributed to further consolidation within the financial services industry. In addition, the current administration and Congress have periodically been reaching impasses in passing a fiscal budget which could create long-term concerns regarding the credit of the United States and interest earned, as well as the United States Government’s ability to pay its obligations to holders of Treasuries. If low interest rates on Treasuries continue or if UHN is not able to redeem its investments in Treasuries prior to maturity and the U.S. Government cannot pay its obligations, UHN would be negatively impacted. In addition, UHN might also be negatively impacted by its use of money market mutual funds to the extent those funds might themselves be using Treasuries. Although the financial markets saw signs of recovery beginning in late 2010 and 2011, economic growth in 2012 was slow and the financial markets are still fragile. A poor financial recovery could adversely affect the financial condition and results of operations of UHN’s service providers and Authorized Purchasers, which would impact the ability of USCF to achieve UHN’s investment objective.

The failure or bankruptcy of a clearing broker or UHN’s Custodian could result in a substantial loss of UHN’s assets and could impair UHN in its ability to execute trades.

Under CFTC regulations, a clearing broker maintains customers’ assets in a bulk segregated account. If a clearing broker fails to do so, or even if the customers’ funds are segregated by the clearing broker but the clearing broker is unable to satisfy a substantial deficit in a customer account, the clearing broker’s other customers may be subject to risk of a substantial loss of their funds in the event of that clearing broker’s bankruptcy. In that event, the clearing broker’s customers, such as UHN, are entitled to recover, even in respect of property specifically traceable to them, only a proportional share of all property available for distribution to all of that clearing broker’s customers. The bankruptcy of a clearing broker could result in the complete loss of UHN’s assets posted with the clearing broker, although the majority of UHN’s assets are held in Treasuries, cash and/or cash equivalents with the Custodian and would not be impacted by the bankruptcy of a clearing broker. UHN may also be subject to the risk of the failure of, or delay in performance by, any exchanges and markets and their clearing organizations, if any, on which commodity interest contracts are traded.

In addition, to the extent UHN’s clearing broker is required to post UHN’s assets as margin to a clearinghouse, the margin will be maintained in an omnibus account containing the margin of all the clearing broker’s customers. If UHN’s clearing broker defaults to a clearinghouse because of a default by one of the clearing broker’s other customers or otherwise, then the clearinghouse can look to all of the margin in the omnibus account, including margin posted by UHN and any other non-defaulting customers of the clearing broker to satisfy the obligations of the clearing broker.

From time to time, clearing brokers may be subject to legal or regulatory proceedings in the ordinary course of their business. A clearing broker’s involvement in costly or time-consuming legal proceedings may divert financial resources or personnel away from the clearing broker’s trading operations, which could impair the clearing broker’s ability to successfully execute and clear UHN’s trades.

In addition, the majority of UHN’s assets are held in Treasuries, cash and/or cash equivalents with the Custodian. The insolvency of the Custodian could result in a complete loss of UHN’s assets held by that Custodian, which, at any given time, would likely comprise a substantial portion of UHN’s total assets.

Third parties may infringe upon or otherwise violate intellectual property rights or assert that USCF has infringed or otherwise violated their intellectual property rights, which may result in significant costs and diverted attention.

It is possible that third parties might utilize UHN’s intellectual property or technology, including the use of its business methods, trademarks and trading program software, without permission. USCF has a patent for UHN’s business method and has registered its trademarks. UHN does not currently have any proprietary software. However, if it obtains proprietary software in the future, any unauthorized use of UHN’s proprietary software and other technology could also adversely affect its competitive advantage. UHN may not have adequate resources to implement procedures for monitoring unauthorized uses of its patents, trademarks, proprietary software and other technology. Also, third parties may independently develop business methods, trademarks or proprietary software and other technology similar to that of USCF or claim that USCF has violated their intellectual property rights, including their copyrights, trademark rights, trade names, trade secrets and patent rights. As a result, USCF may have to litigate in the future to protect its trade secrets, determine the validity and scope of other parties’ proprietary rights, defend itself against claims that it has infringed or otherwise violated other parties’ rights, or defend itself against claims that its rights are invalid. Any litigation of this type, even if USCF is successful and regardless of the merits, may result in significant costs, divert its resources from UHN, or require it to change its proprietary software and other technology or enter into royalty or licensing agreements.

Item 1B.   Unresolved Staff Comments.

Not applicable.

Item 2.    Properties.

Not applicable.

Item 3.    Legal Proceedings.

Although UHN may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise, UHN is currently not a party to any pending material legal proceedings.

Item 4.    Mine Safety Disclosures.

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Shares

UHN’s shares have traded on the NYSE Arca under the symbol “UHN” since November 25, 2008. Prior to trading on the NYSE Arca, UHN’s shares traded on the AMEX under the symbol “UHN” since its initial public offering on April 9, 2008. The following table sets forth the range of reported high and low sales prices of the shares as reported on the NYSE Arca, as applicable, for the periods indicated below.

	High	Low
Fiscal year 2013
First quarter	$36.11	$32.22
Second quarter	$33.53	$29.76
Third quarter	$34.69	$31.06
Fourth quarter	$33.37	$30.54

Fiscal year 2012
First quarter	$37.43	$33.73
Second quarter	$36.67	$28.34
Third quarter	$36.12	$29.92
Fourth quarter	$36.29	$32.24

As of December 31, 2013, UHN had approximately 645 holders of shares.

Dividends

UHN has not made and does not currently intend to make cash distributions to its shareholders.

Issuer Purchases of Equity Securities

UHN does not purchase shares directly from its shareholders; however, in connection with its redemption of baskets held by Authorized Purchasers, UHN redeemed 10 baskets (comprising 50,000 shares) during the year ended December 31, 2013.

Item 6.	Selected Financial Data.

Financial Highlights (for the years ended December 31, 2013, 2012, 2011, 2010 and 2009)

(Dollar amounts in 000’s except for per share information)

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Total assets	$5,085	$6,858	$9,985	$12,135	$16,761
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$(137)	$199	$1,113	$511	$2,002
Net income (loss)	$(192)	$130	$1,043	$428	$1,943
Weighted-average limited partnership shares	194,110	239,071	260,274	417,260	384,384
Net income (loss) per share	$(0.63)	$0.98	$2.97	$2.28	$5.60
Net income (loss) per weighted average share	$(0.99)	$0.54	$4.01	$1.03	$5.06
Cash and cash equivalents at end of year	$4,442	$5,939	$8,630	$10,406	$13,522

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and the notes thereto of UHN included elsewhere in this annual report on Form 10-K.

Forward-Looking Information

This annual report on Form 10-K, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause UHN’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe UHN’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and UHN cannot assure investors that the projections included in these forward-looking statements will come to pass. UHN’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

UHN has based the forward-looking statements included in this annual report on Form 10-K on information available to it on the date of this annual report on Form 10-K, and UHN assumes no obligation to update any such forward-looking statements. Although UHN undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that UHN may make directly to them or through reports that UHN in the future files with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Introduction

UHN, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca. The investment objective of UHN is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the spot price of heating oil, as measured by the daily changes in the price of the futures contract for heating oil (also known as No. 2 fuel oil) for delivery to the New York harbor, traded on the NYMEX that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), less UHN’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. It is not the intent of UHN to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of heating oil or any particular futures contract based on heating oil. It is not the intent of UHN to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Diesel-Heating Oil-Related Investments.

UHN seeks to achieve its investment objective by investing in a combination of Futures Contracts and Other Diesel-Heating Oil-Related Investments such that changes in its per share NAV, measured in percentage terms, will closely track the changes in the price of the Benchmark Futures Contract, also measured in percentage terms. USCF believes the daily changes in the price of the Benchmark Futures Contract have historically exhibited a close correlation with the daily changes in the spot price of diesel-heating oil. It is not the intent of UHN to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of diesel-heating oil or any particular futures contract based on diesel-heating oil.

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the CFTC, the NFA, the SEC, the futures exchanges, clearing organizations and other regulatory bodies. Pending final resolution of all applicable regulatory requirements, some examples of how new rules and regulations could impact UHN are discussed in “Item 1. Business” and “Item 1A. Risk Factors” in this annual report on Form 10-K.

Price Movements

Diesel-heating oil futures prices were volatile during the year ended December 31, 2013. The price of the Benchmark Futures Contract started the year at $3.0318 per gallon.  It hit a peak on February 8, 2013 at a price of $3.2384 per gallon. The low of the year was on April 17, 2013, when the price dropped to $2.7295 per gallon. The year ended with the Benchmark Futures Contract at $3.0652 per gallon, an increase of approximately 1.10% over the year. UHN’s per unit NAV began the year at $33.77 and reached its high for the year on February 8, 2013, 2013 at $36.11. UHN’s per unit NAV reached its low for the year on April 17, 2013 at $29.70. UHN’s per unit NAV on December 31, 2013 was $33.14, down approximately 1.87% for the year. The Benchmark Futures Contract prices listed above began with the February 2013 contract and ended with the February 2014 contract. The return of approximately 1.10% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that UHN seeks to track, which are more fully described below in the section titled “Tracking UHN’s Benchmark.”

During the year ended December 31, 2013, the diesel-heating oil futures market exhibited periods of both contango and backwardation. When the market is in a state of contango, the near month Futures Contract is typically lower than the price of the next month Futures Contract, or contracts further away from expiration. During periods of backwardation, the near month Futures Contract is typically higher than the price of the next month Futures Contract, or contracts further away from expiration.

Valuation of Futures Contracts and the Computation of the Per Share NAV

The per share NAV of UHN’s shares is calculated once each NYSE Arca trading day. The per share NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. The Administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other UHN investments, including ICE Futures contracts or other futures contracts, as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time.

Results of Operations and the Diesel-Heating Oil Market

Results of Operations. On April 9, 2008, UHN listed its shares on the AMEX under the ticker symbol “UHN.” On that day, UHN established its initial offering price at $50.00 per share and issued 200,000 shares to the initial authorized purchaser, Merrill Lynch Professional Clearing Group., in exchange for $10,000,000 in cash. As a result of the acquisition of the AMEX by NYSE Euronext, UHN’s shares no longer trade on the AMEX and commenced trading on the NYSE Arca on November 25, 2008.

Since its initial offering of 10,000,000 shares, UHN has registered one subsequent offering of its shares: 50,000,000 shares, which were registered with the SEC on April 30, 2010. Shares offered by UHN in the subsequent offering were sold by it for cash at the shares’ per share NAV as described in the applicable prospectus. As of December 31, 2013, UHN had issued 1,000,000 shares, 150,000 of which were outstanding. As of December 31, 2013, there were 59,000,000 shares registered but not yet issued.

More shares may have been issued by UHN than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by UHN cannot be resold by UHN. As a result, UHN contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of December 31, 2013, UHN had the following authorized purchasers: Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse USA LLC, Deutsche Bank Securities Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., NewEdge USA LLC, Nomura Securities International Inc., RBC Capital Markets Corporation, SG Americas Securities LLC and Virtu Financial Capital Markets.

For the Year Ended December 31, 2013 Compared to the Years Ended December 31, 2012 and 2011

As of December 31, 2013, the total unrealized gain on Futures Contracts owned or held on that day was $169,205, and UHN established cash deposits and investments in Treasuries and money market funds that were equal to $4,598,333. UHN held 96.60% of its cash assets in overnight deposits and investments in money market funds at the Custodian, while 3.40% of the cash balance was held as margin deposits for Futures Contracts purchased at the FCM. The ending per share NAV on December 31, 2013 was $33.14.

By comparison, as of December 31, 2012, the total unrealized gain on Futures Contracts owned or held on that day was $173,628 and UHN established cash deposits and investments in Treasuries and money market funds that were equal to $6,372,583. UHN held 93.19% of its cash assets in overnight deposits and investments in money market funds at the Custodian, while 6.81% of the cash balance was held as margin deposits for the Futures Contracts purchased at the FCM. The decrease in cash assets in overnight deposits and investments in Treasuries and money market funds for December 31, 2013, as compared to December 31, 2012, was primarily the result of UHN’s smaller size. The ending per share NAV on December 31, 2013 was $33.77. The decrease in the per share NAV for December 31, 2013, as compared to December 31, 2012, was primarily a result of the impact of contango between the year ended December 31, 2012 and the year ended December 31, 2013.

By comparison, as of December 31, 2011, the total unrealized gain on Futures Contracts owned or held on that day was $348,096 and UHN established cash deposits and investments in money market funds that were equal to $9,273,987. UHN held 93.05% of its cash assets in overnight deposits and investments in money market funds at the Custodian, while 6.95% of the cash balance was held as margin deposits for the Futures Contracts purchased by the FCM on behalf of UHN. The decrease in cash assets in overnight deposits and investments in Treasuries and money market funds for December 31, 2012, as compared to December 31, 2011, was the result of UHN’s smaller size during the year ended December 31, 2012 as measured by total net assets. The ending per share NAV on December 31, 2011 was $32.79. The increase in the per share NAV for December 31, 2012, as compared to December 31, 2011, was primarily a result of higher prices for diesel-heating oil and the related increase in the value of the Futures Contracts that UHN had invested in between the year ended December 31, 2011 and the year ended December 31, 2012.

Portfolio Expenses. UHN’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that UHN pays to USCF is calculated as a percentage of the total net assets of UHN. UHN pays USCF a management fee of 0.60% of its average net assets. The fee is accrued daily and paid monthly.

During the year ended December 31, 2013, the average total net assets of UHN were $6,350,539. The management fee incurred by UHN during the year amounted to $38,103. By comparison, during the year ended December 31, 2012, the average total net assets of UHN were $8,156,198. The management fee paid by UHN during the year amounted to $48,937. By comparison, during the year ended December 31, 2011, the average total net assets of UHN were $8,800,419. The management fee paid by UHN during the year amounted to $52,803.

In addition to the management fee, UHN pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its shares subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for the year ended December 31, 2013 was $123,952, as compared to $115,494 for the year ended December 31, 2012 and $158,465 for the year ended December 31, 2011. The increase in gross total expenses excluding management fees for the year ended December 31, 2013, as compared to the years ended December 31, 2012 was primarily due to increased tax reporting, audit, licensing and other fees during the year ended December 31, 2013. The decrease in gross total expenses excluding management fees for the year ended December 31, 2012, as compared to the year ended December 31, 2011, was primarily due to decreased tax reporting, audit, licensing and other fees during the year ended December 31, 2012. For the year ended December 31, 2013, UHN incurred $7,300 in ongoing registration fees and other expenses relating to the registration and offering of additional shares. By comparison, for the years ended December 31, 2012 and 2011, UHN incurred $7,320 and $7,300, respectively, in ongoing registration fees and other expenses relating to the registration and offering of additional shares. The registration fees and expenses incurred by UHN for the year ended December 31, 2013, as compared to the year ended December 31, 2012 were essentially the same. The increase in registration fees and expenses incurred by UHN for the year ended December 31, 2012, as compared to the years ended December 31, 2011, was due to one extra day in the reporting period ended December 31, 2012. During the years ended December 31, 2013, 2012 and 2011, an expense waiver was in effect which offset certain of the expenses incurred by UHN. The total amount of the expense waiver was $100,808 for the year ended December 31, 2013, $87,974 for the year ended December 31, 2012 and $132,085 for the year ended December 31, 2011. For the years ended December 31, 2013, 2012 and 2011, the expenses of UHN, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $162,055, $164,431 and $211,268, respectively, and after allowance for the expense waiver totaled, $61,247, $76,457 and $79,183, respectively.

UHN is responsible for paying its portion of the directors’ and officers’ liability insurance of UHN and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UHN and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. UHN shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2013 amounted to a total of $555,465 for UHN and the Related Public Funds. UHN’s portion of such fees and expenses for the year ended December 31, 2013 was $1,370. By comparison, for the year ended December 31, 2012 the fees and expenses amounted to a total of $540,586 for UHN and the Related Public Funds. UHN’s portion of such fees and expenses for the year ended December 31, 2012 was $1,514. The increase in directors’ fees and expenses for the year ended December 31, 2013, as compared to the years ended December 31, 2012 was primarily due to an increase of UHN’s pro rata share of the Related Public Funds assets. By comparison, for the year ended December 31, 2011, these fees and expenses amounted to a total of $607,582 for UHN and the Related Public Funds, except USCI, CPER, USAG and USMI. UHN’s portion of such fees and expenses was $1,383 for the year ended December 31, 2011. The decrease in directors’ fees and expenses for the year ended December 31, 2012, as compared to the year ended December 31, 2011 was primarily due to a decrease in UHN’s pro rata shares of the Related Public Funds assets.

UHN also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Diesel-Heating Oil-Related Investments or Treasuries. During the year ended December 31, 2013, total commissions accrued to brokers amounted to $4,010. Of this amount, approximately $3,969, or 98.98%, was a result of rebalancing costs and approximately $41, or 1.02%, was the result of trades necessitated by creation and redemption activity. By comparison, during the year ended December 31, 2012 total commissions accrued to brokers amounted to $5,226. Of this amount, approximately $5,140, or 98.35%, was a result of rebalancing costs and approximately $86, or 1.65%, was the result of trades necessitated by creation and redemption activity. By comparison, during the year ended December 31, 2011, total commissions accrued to brokers amounted to $5,568. Of this amount, approximately $5,296, or 95.11%, was a result of rebalancing costs and approximately $272, or 4.89%, was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the year ended December 31, 2013, as compared to the year ended December 31, 2012 was primarily due to fewer contracts that were held and traded during the year ended December 31, 2013. The decrease in the total commissions accrued to brokers for the year ended December 31, 2012 as compared to the year ended December 31, 2011, was primarily a result of the decrease in UHN’s average total net assets during the year ended December 31, 2012, as compared to the year ended December 31, 2011. As an annualized percentage of average daily total net assets, the figure for the year ended December 31, 2013 represents approximately 0.06% of average daily total net assets. By comparison, the figure for the year ended December 31, 2012 represented approximately 0.06% of average daily total net assets and the figure for the year ended December 31, 2011 represented approximately 0.06% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with UHN’s audit expenses and tax accounting and reporting requirements are paid by UHN. These costs are estimated to be $85,000 for the year ended December 31, 2013. USCF has voluntarily agreed to pay certain expenses typically borne by UHN to the extent that such expenses exceeded 0.15% (15 basis points) of UHN’s NAV, on an annualized basis, through at least June 30, 2014. USCF has no obligation to continue such payments into subsequent periods. For the year ended December 31, 2013, USCF waived $100,808 of UHN’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 8 of this annual report on Form 10-K.

Dividend and Interest Income. UHN seeks to invest its assets such that it holds Futures Contracts and Other Diesel-Heating Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require UHN to pay the full amount of the contract value at the time of purchase, but rather require UHN to post an amount as a margin deposit against the eventual settlement of the contract. As a result, UHN retains an amount that is approximately equal to its total net assets, which UHN invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with UHN’s Custodian. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the year ended December 31, 2013, UHN earned $1,855 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on UHN’s average total net assets, this was equivalent to an annualized yield of approximately 0.03%. UHN purchased Treasuries during the year ended December 31, 2013 and also held cash and/or cash equivalents during this time period. By comparison, for the years ended December 31, 2012 and 2011, UHN earned $2,410 and $1,838, respectively, in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on UHN’s average total net assets, this was equivalent to an annualized yield of approximately 0.03% and 0.02%, respectively. UHN purchased Treasuries during the years ended December 31, 2012 and 2011 and also held cash and/or cash equivalents during these time periods. Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were similar during the year ended December 31, 2013 compared to the year ended December 31, 2012 and similar as compared to the year ended December 31, 2011. As a result, the amount of income earned by UHN as a percentage of average daily total net assets was similar during the year ended December 31, 2013 compared to the years ended December 31, 2012 and was similar as compared to the year ended December 31, 2011.

For the Three Months Ended December 31, 2013 Compared to the Three Months Ended December 31, 2012 and 2011

Portfolio Expenses. During the three months ended December 31, 2013, the average daily total net assets of UHN were $5,708,092. The management fee paid by UHN during the period amounted to $8,632. By comparison, during the three months ended December 31, 2012, the average daily total net assets of UHN were $6,801,311. The management fee incurred by UHN during the period amounted to $10,258. By comparison, during the three months ended December 31, 2011, the average daily total net assets of UHN were $8,016,105. The management fee paid by UHN during the period amounted to $12,123.

In addition to the management fee, UHN pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its shares subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for the three months ended December 31, 2013 was $35,107 as compared to $35,879 for the three months ended December 31, 2012 and $3,810 for the three months ended December 31, 2011. The decrease in gross total expenses excluding management fees for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012 was primarily due to decreased tax reporting, audit, licensing and other fees during the three months ended December 31, 2013. The increase in gross total expenses excluding management fees for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011 was primarily due to increased tax reporting, audit, licensing and other fees during the three months ended December 31, 2012. For the three months ended December 31, 2013, 2012 and 20111, UHN incurred $1,840 in ongoing registration fees and other expenses relating to the registration and offering of additional shares, respectively. During the three months ended December 31, 2013, 2012 and 2011, an expense waiver was in effect which offset certain of the expenses incurred by UHN. The total amount of the expense waiver was $29,675 during the three months ended December 31, 2013 and 29,496 during the three months ended December 31, 2012. During the three months ended December 31, 2011, UHN’s expenses did not exceed 0.15% (15 basis points) of its NAV; therefore, no expenses were waived by USCF. For the three months ended December 31, 2013 and 2012, the expenses of UHN, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $43,739 and $46,137, respectively, and after allowance for the expense waiver, totaled $14,064 and $16,641, respectively.

UHN is responsible for paying its portion of the directors’ and officers’ liability insurance of UHN and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UHN and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. UHN shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2013 amounted to a total of $555,465 for UHN and the Related Public Funds. UHN’s portion of such fees and expenses for the year ended December 31, 2013 was $1,370.

UHN also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Diesel-Heating Oil-Related Investments or Treasuries. During the three months ended December 31, 2013, total commissions accrued to brokers amounted to $886. Of this amount, approximately $845, or 95.37%, was a result of rebalancing costs and approximately $41, or 4.63%, was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended December 31, 2012, total commissions accrued to brokers amounted to $1,056. Of this amount, approximately $1,056, or 100%, was a result of rebalancing costs and there were no trades necessitated by creation and redemption activity. By comparison, during the three months ended December 31, 2011 total commissions accrued to brokers amounted to $1,328. Of this amount, approximately $1,238, or 93.22%, was a result of rebalancing costs and approximately $90, or 6.78%, was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012 was primarily a function of decreased brokerage fees due to UHN’s smaller size during the three months ended December 31, 2013. The decrease in the total commissions accrued to brokers for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011 was primarily due to fewer Futures Contracts held and traded during the three months ended December 31, 2012. As an annualized percentage of average daily total net assets, the figure for the three months ended December 31, 2013 represents approximately 0.06% of average daily total net assets. By comparison, the figure for the three months ended December 31, 2012 and 2011 represented approximately 0.06% and 0.06%, respectively of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with UHN’s audit expenses and tax accounting and reporting requirements are paid by UHN. These costs are estimated to be $85,000 for the year ending December 31, 2013. USCF has voluntarily agreed to pay certain expenses normally borne by UHN to the extent that such expenses exceed 0.15% (15 basis points) of UHN’s NAV, on an annualized basis, through at least June 30, 2014. USCF has no obligation to continue such payments into subsequent periods. For the three months ended December 31, 2013, USCF waived $29,675 of UHN’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 8 of this annual report on Form 10-K.

Dividend and Interest Income. UHN seeks to invest its assets such that it holds Futures Contracts and Other Diesel-Heating Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require UHN to pay the full amount of the contract value at the time of purchase, but rather require UHN to post an amount as a margin deposit against the eventual settlement of the contract. As a result, UHN retains an amount that is approximately equal to its total net assets, which UHN invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with UHN’s Custodian. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended December 31, 2013, UHN earned $375 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on UHN’s average total net assets, this was equivalent to an annualized yield of approximately 0.03%. UHN purchased Treasuries during the three months ended December 31, 2013 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended December 31, 2012 and 2011, UHN earned $567 and $495, respectively, in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on UHN’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03% and 0.02%, respectively. UHN purchased Treasuries during the three months ended December 31, 2012 and 2011 and also held cash and/or cash equivalents during these time periods. Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were similar during the three months ended December 31, 2013, compared to the three months ended December 31, 2012 and similar compared to the three months ended December 31, 2011. As a result, the amount of income earned by UHN as a percentage of average daily total net assets was similar during the three months ended December 31, 2013, compared to the three months ended December 31, 2012 and was similar compared to the three months ended December 31, 2011.

Tracking UHN’s Benchmark. USCF seeks to manage UHN’s portfolio such that changes in its average daily per share NAV, on a percentage basis, closely track the changes in the average daily price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in UHN’s per share NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-valuation day time period was 0.5% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per share NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). UHN’s portfolio management goals do not include trying to make the nominal price of UHN’s per share NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for diesel-heating oil. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Futures Contracts.

For the 30 valuation days ended December 31, 2013, the simple average daily change in the Benchmark Futures Contract was 0.143%, while the simple average daily change in the per share NAV of UHN over the same time period was 0.139%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was 1.50%, meaning that over this time period UHN’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of UHN’s per share NAV versus the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended December 31, 2013, the last trading day in December. The second chart below shows the monthly total returns of UHN as compared to the monthly value of the Benchmark Futures Contract for the five years ended December 31, 2013.

Since the commencement of the offering of UHN’s shares to the public on April 9, 2008 to December 31, 2013, the simple average daily change in the Benchmark Futures Contract was (0.006)%, while the simple average daily change in the per share NAV of UHN over the same time period was (0.008)%. The average daily difference was 0.002% (or 0.2 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.836)%, meaning that over this time period UHN’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative tracking measurement of the return performance of UHN versus the return of its Benchmark Futures Contract can be calculated by comparing the actual return of UHN, measured by changes in its per share NAV, versus the expected changes in its per share NAV under the assumption that UHN’s returns had been exactly the same as the daily changes in its Benchmark Futures Contract.

For the year ended December 31, 2013, the actual total return of UHN as measured by changes in its per share NAV was (1.87)%. This is based on an initial per share NAV of $33.77 on December 31, 2012 and an ending per share NAV as of December 31, 2013 of $33.14. During this time period, UHN made no distributions to its shareholders. However, if UHN’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UHN would have had an estimated per share NAV of $33.44 as of December 31, 2013, for a total return over the relevant time period of (0.98)%. The difference between the actual per share NAV total return of UHN of (1.87)% and the expected total return based on the Benchmark Futures Contract of (0.98)% was an error over the time period of (0.89)%, which is to say that UHN’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that UHN pays, offset in part by the income that UHN collects on its cash and cash equivalent holdings. During the year ended December 31, 2013, UHN earned dividend and interest income of $1,855 which is equivalent to a weighted average income rate of approximately 0.03% for such period. In addition, during the year ended December 31, 2013, UHN also collected $350 from its Authorized Purchasers for creating or redeeming baskets of shares. This income also contributed to UHN’s actual total return. During the year ended December 31, 2013, UHN incurred net expenses of $61,247. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(59,042), which is equivalent to a weighted average net income rate of approximately (0.93)% for the year ended December 31, 2013.

By comparison, for the year ended December 31, 2012, the actual total return of UHN as measured by changes in its per share NAV was 2.99%. This was based on an initial per share NAV of $32.79 on December 31, 2011 and an ending per share NAV as of December 31, 2012 of $33.77.  During this time period, UHN made no distributions to its shareholders.  However, if UHN’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UHN would have had an estimated per share NAV of $34.08 as of December 31, 2012, for a total return over the relevant time period of 3.93%. The difference between the actual per share NAV total return of UHN of 2.99% and the expected total return based on the Benchmark Futures Contract of 3.93% was an error over the time period of (0.94)%, which is to say that UHN’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that UHN paid, offset in part by the income that UHN collected on its cash and cash equivalent holdings. During the year ended December 31, 2012, UHN earned dividend and interest income of $2,410 which is equivalent to a weighted average income rate of approximately 0.03% for such period. In addition, during the year ended December 31, 2012, UHN also collected $350 from its Authorized Purchasers for creating or redeeming baskets of shares. This income also contributed to UHN’s actual total return. During the year ended December 31, 2012, UHN incurred net expenses of $76,457. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(73,697), which is equivalent to a weighted average net income rate of approximately (0.90)% for the year ended December 31, 2012.

By comparison, for the year ended December 31, 2011, the actual total return of UHN as measured by changes in its per share NAV was 9.96%. This was based on an initial per share NAV of $29.82 on December 31, 2010 and an ending per share NAV as of December 31, 2011 of $32.79. During this time period, UHN made no distributions to its shareholders. However, if UHN’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UHN would have had an estimated per share NAV of $33.07 as of December 31, 2011, for a total return over the relevant time period of 10.90%. The difference between the actual per share NAV total return of UHN of 9.96% and the expected total return based on the Benchmark Futures Contract of 10.90% was an error over the time period of (0.94)%, which is to say that UHN’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that UHN paid, offset in part by the income that UHN collected on its cash and cash equivalent holdings. During the year ended December 31, 2011, UHN earned dividend and interest income of $1,838, which is equivalent to a weighted average income rate of approximately 0.02% for such period. In addition, during the year ended December 31, 2011, UHN also collected $2,350 from its Authorized Purchasers for creating or redeeming baskets of shares. This income also contributed to UHN’s actual total return. During the year ended December 31, 2011, UHN incurred net expenses of $79,183. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(74,995) which is equivalent to a weighted average net income rate of approximately (0.85)% for the year ended December 31, 2011.

There are currently three factors that have impacted or are most likely to impact UHN’s ability to accurately track its Benchmark Futures Contract.

First, UHN may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UHN executes the trade. In that case, UHN may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the daily changes in the per share NAV of UHN to either be too high or too low relative to the changes in the Benchmark Futures Contract. During the year ended December 31, 2013, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UHN to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UHN’s attempt to track the Benchmark Futures Contract over time.

Second, UHN earns dividend and interest income on its cash, cash equivalents and Treasuries. UHN is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the year ended December 31, 2013. Interest payments, and any other income, were retained within the portfolio and added to UHN’s NAV. When this income exceeds the level of UHN’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UHN will realize a net yield that will tend to cause daily changes in the per share NAV of UHN to track slightly higher than daily changes in the Benchmark Futures Contract. During the year ended December 31, 2013, UHN earned, on an annualized basis, approximately 0.03% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of (0.60)% for management fees, approximately (0.06)% in brokerage commission costs related to the purchase and sale of futures contracts, and approximately (0.30)% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.94)% and affected UHN’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows, and therefore, it is anticipated that fees and expenses paid by UHN will continue to be higher than interest earned by UHN. As such, USCF anticipates that UHN will continue to underperform its benchmark until such time when interest earned at least equals or exceeds the fees and expenses paid by UHN.

Third, UHN may hold Other Diesel-Heating Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UHN that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the year ended December 31, 2013, UHN did not hold any Other Diesel-Heating Oil-Related Investments. If UHN increases in size, and due to its obligations to comply with regulatory limits, UHN may invest in Other Diesel-Heating Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the next month diesel-heating oil futures contract from the dollar price of the near month diesel-heating oil futures contract. If the resulting number is a positive number, then the price of the near month contract is higher than the price of the next month and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the price of the next month and the market could be described as being in contango. The chart below shows the results from subtracting the next month contract price from the price of the near month contract for the 10-year period between December 31, 2003 and December 31, 2013. Investors will note that the near month diesel-heating oil futures contract spent time in both backwardation and contango. Investors will further note that the markets display a very seasonal pattern that corresponds to the seasonal demand patterns for diesel-heating oil mentioned above. That is, in many, but not all cases, the price of the near month is higher than the next month during the middle of the winter months as the price of diesel-heating oil for delivery in those winter months rises to meet peak demand. At the same time, the price of the near month contract, when that month is just before the onset of fall, does not rise as far or as fast as the price of a next month contract whose delivery falls closer to the start of the winter season.

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UHN is not to have the market price of its shares match, dollar for dollar, changes in the spot price of diesel-heating oil, contango and backwardation have impacted the total return on an investment in UHN shares during the past year relative to a hypothetical direct investment in diesel-heating oil. For example, an investment in UHN shares made on December 31, 2012 and held to December 31, 2013 decreased, based upon the changes in the NAV for UHN shares on those days, by approximately 1.87%, while the spot price of diesel-heating oil for immediate delivery during the same period increased by 1.10%. By comparison, an investment in UHN shares made on December 31, 2011 and held to December 31, 2012 increased, based upon the changes in the NAV for UHN shares on those days, by approximately 2.99%, while the spot price of diesel-heating oil for immediate delivery during the same period increased by 4.04% (note: this comparison ignores the potential costs associated with physically owning and storing diesel-heating oil, which could be substantial).

Periods of contango or backwardation do not materially impact UHN’s investment objective of having the percentage changes in its per share NAV track the percentage changes in the price of the Benchmark Futures Contract since the impact of backwardation and contango tend to equally impact the percentage changes in price of both UHN’s shares and the Benchmark Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods.

Heating Oil Market. During the year ended December 31, 2013, the price of heating oil in the United States, as measured by changes in the price of the futures contract traded on the NYMEX that was closest to expiration, rose by approximately 1.10% from $3.0318 per gallon to $3.0652 per gallon. Investors are cautioned that these represent prices for diesel-heating oil on a wholesale basis and should not be directly compared to retail prices.

Crude Oil Market During the year ended December 31, 2013, crude oil prices were impacted by several factors. On the consumption side, demand growth remained moderate inside and outside the United States as global economic growth, including emerging economies such as China and India, showed signs of slowing economic growth. Europe in particular showed signs of weakness as the ongoing financial and banking crisis raised concerns during the first quarter of 2013. On the supply side, efforts to reduce production in recent years by OPEC to more closely match global consumption were partially successful. However, continuing concerns about the political standoff with Iran have left the market subject to bouts of heightened volatility as OPEC’s ability to replace Iranian oil currently subject to embargo is not unlimited. In addition, security issues in Libya, Egypt, Iraq, and Syria also contributed to heightened volatility. In recent years, oil production in the United States and Canada has increased. However, limits on oil transportation infrastructure, including pipelines, have made it more difficult for the increased production to move to the centers of refining, often leading to a build-up in crude oil inventory in areas of the United States, such as the U.S. Midwest, and Canada. The result is that crude oil prices in the U.S. Midwest, where the pricing point of the light, sweet crude oil contract is located, have tended to trade at a lower price than crude oil in other parts of the United States and lower than global crude oil benchmarks such as Brent crude oil. United States crude oil prices finished the year ended December 31, 2013 approximately 2.79% higher than at the beginning of the year, as the global economy continues to adjust to periods of slow recovery and economic growth. USCF believes that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels, while any military actions involving Iran would likely have the opposite effect.

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

For the ten-year time period between 2003 and 2013, the table below compares the monthly movements of diesel-heating oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of diesel-heating oil on a monthly basis was not strongly correlated nor inversely correlated with the movements of natural gas, large cap U.S. equities, global equities or U.S. government bonds. However, movements in diesel-heating oil were strongly correlated to movements in crude oil and unleaded gasoline.

Correlation Matrix December 31, 2003-2013*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Natural Gas	Diesel- Heating Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.282)	0.961	0.408	0.273	0.089	0.375
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.259)	(0.318)	(0.277)	(0.035)	(0.263)
Global Equities (FTSE World Index)			1.000	0.480	0.318	0.136	0.446
Crude Oil				1.000	0.738	0.317	0.863
Unleaded Gasoline					1.000	0.261	0.771
Natural Gas						1.000	0.385
Diesel-Heating Oil							1.000
Source: Bloomberg, NYMEX

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one-year period ended December 31, 2013, diesel-heating oil continued to have a strong correlation with unleaded gasoline and crude oil. During this shorter time period, diesel-heating oil remained neither strongly correlated nor inversely correlated with the movements of natural gas, large cap U.S. equities, global equities or U.S. government bonds.

Correlation Matrix Year Ended December 31, 2013*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Natural Gas	Diesel- Heating Oil
Large Cap U.S. Equities (S&P 500)	1.000	0.276	0.876	0.048	0.369	0.149	(0.041)
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	0.531	(0.516)	(0.463)	0.461	(0.447)
Global Equities (FTSE World Index)			1.000	(0.035)	0.091	0.166	(0.065)
Crude Oil				1.000	0.753	(0.101)	0.659
Unleaded Gasoline					1.000	0.058	0.658
Natural Gas						1.000	(0.158)
Diesel-Heating Oil							1.000

Source: Bloomberg, NYMEX

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

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

The correlations between diesel-heating oil, crude oil, natural gas and gasoline are relevant because USCF endeavors to invest UHN’s assets in Futures Contracts and Other Diesel-Heating Oil-Related Investments so that daily changes in percentage terms in UHN’s per share NAV correlate as closely as possible with daily changes in percentage terms in the price of the Benchmark Futures Contract. If certain other fuel-based commodity futures contracts do not closely correlate with the Futures Contract, then their use could lead to greater tracking error. As noted above, USCF also believes that the changes in percentage terms in the price of the Benchmark Futures Contract will closely correlate with changes in percentage terms in the spot price of diesel-heating oil.

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. UHN’s application of these policies involves judgments and actual results may differ from the estimates used.

USCF has evaluated the nature and types of estimates that it makes in preparing UHN’s financial statements and related disclosures and has determined that the valuation of its investments, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy. The values which are used by UHN for its Futures Contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, UHN estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

Liquidity and Capital Resources

UHN has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. UHN has met, and it is anticipated that UHN will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. UHN’s liquidity needs include: redeeming shares, providing margin deposits for its existing Futures Contracts or the purchase of additional Futures Contracts and posting collateral for its over-the-counter contracts and payment of its expenses, summarized below under “Contractual Obligations.”

UHN currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on cash and/or cash equivalents. UHN has allocated substantially all of its net assets to trading in Diesel-Heating Oil Interests.  UHN invests in Diesel-Heating Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Diesel-Heating Oil-Related Investments. A significant portion of UHN’s NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Diesel-Heating Oil Interests. The balance of the net assets is held in UHN’s account at the Custodian and in investments in Treasuries at the FCM. Income received from UHN’s investments in money market funds and Treasuries is paid to UHN. During the years ended December 31, 2013 and 2012, UHN’s expenses exceeded the income UHN earned and the cash earned from the sale of Creation Baskets. During the years ended December 31, 2013 and 2012, UHN used other assets to pay expenses, which could cause a decrease in UHN’s NAV over time. To the extent expenses exceed income, UHN’s NAV will be negatively impacted.

UHN’s investments in Diesel-Heating Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UHN from promptly liquidating its positions in Futures Contracts. During the year ended December 31, 2013, UHN was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, UHN cannot predict whether such an event may occur in the future.

Prior to the initial offering of UHN, all payments with respect to UHN’s expenses were paid by USCF. UHN does not have an obligation or intention to refund such payments by USCF. USCF is under no obligation to pay UHN’s current or future expenses. Since the initial offering of shares, UHN has been responsible for expenses relating to: (i) management fees, (ii) brokerage fees and commissions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its shares subsequent to the initial offering, (v) other expenses, including tax reporting costs, (vi) fees and expenses of the independent directors of USCF and (vii) other extraordinary expenses not in the ordinary course of business, while USCF has been responsible for expenses relating to the fees of UHN’s Marketing Agent, Administrator and Custodian and registration expenses relating to the initial offering of shares. If USCF and UHN are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, UHN will terminate and investors may lose all or part of their investment.

Market Risk

Trading in Futures Contracts and Other Diesel-Heating Oil-Related Investments, such as forwards, involves UHN entering into contractual commitments to purchase or sell diesel-heating oil at a specified date in the future. The aggregate market value of the contracts will significantly exceed UHN’s future cash requirements since UHN intends to close out its open positions prior to settlement. As a result, UHN is generally only subject to the risk of loss arising from the change in value of the contracts. UHN considers the “fair value” of its derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with UHN’s commitments to purchase diesel-heating oil is limited to the aggregate market value of the contracts held. However, should UHN enter into a contractual commitment to sell diesel-heating oil, it would be required to make delivery of the diesel-heating oil at the contract price, repurchase the contract at prevailing prices or settle in cash. Since there are no limits on the future price of diesel-heating oil, the market risk to UHN could be unlimited.

UHN’s exposure to market risk depends on a number of factors, including the markets for diesel-heating oil, the volatility of interest rates and foreign exchange rates, the liquidity of the Futures Contracts and Other Diesel-Heating Oil-Related Investments markets and the relationships among the contracts held by UHN. Drastic market occurrences could ultimately lead to the loss of all or substantially all of an investor’s capital.

Credit Risk

When UHN enters into Futures Contracts and Other Diesel-Heating Oil-Related Investments, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Futures Contracts traded on the NYMEX and on most other futures exchanges is the clearinghouse associated with the particular exchange. In general, in addition to margin required to be posted by the clearinghouse in connection with cleared trades, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to UHN in such circumstances.

USCF attempts to manage the credit risk of UHN by following various trading limitations and policies. In particular, UHN generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Diesel-Heating Oil-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of UHN to limit its credit exposure. An FCM, when acting on behalf of UHN in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to UHN, all assets of UHN relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle UHN’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account UHN’s assets related to foreign Futures Contracts trading.

If, in the future, UHN purchases over-the-counter contracts, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this annual report on Form 10-K for a discussion of over-the-counter contracts.

As of December 31, 2013, UHN held cash deposits and investments in Treasuries and money market funds in the amount of $4,598,333 with the Custodian and FCM. Some or all of these amounts may be subject to loss should the Custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of December 31, 2013, UHN had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UHN. While UHN’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UHN’s financial position.

European Sovereign Debt

UHN had no direct exposure to European sovereign debt as of December 31, 2013 and has no direct exposure to European sovereign debt as of the filing of this annual report on Form 10-K.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, UHN requires liquidity to redeem shares, which redemptions must be in blocks of 50,000 shares as of February 29, 2012 called “Redemption Baskets.” (Prior to February 29, 2012, the size of the Redemption Basket was 100,000 shares). UHN has to date satisfied this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of shares being redeemed.

Contractual Obligations

UHN’s primary contractual obligations are with USCF. In return for its services, USCF is entitled to a management fee calculated daily and paid monthly as a fixed percentage of UHN’s NAV, currently 0.60% of NAV on its average daily net assets.

USCF agreed to pay the start-up costs associated with the formation of UHN, primarily its legal, accounting and other costs in connection with USCF’s registration with the CFTC as a CPO and the registration and listing of UHN and its shares with the SEC, FINRA and NYSE Arca (formerly, AMEX), respectively. However, since UHN’s initial offering of shares, offering costs incurred in connection with registering and listing additional shares of UHN have been directly borne on an ongoing basis by UHN, and not by USCF.

USCF pays the fees of the Marketing Agent and the fees of the Custodian and Transfer Agent, BBH&Co., as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of UHN’s financial statements and its SEC, NFA and CFTC reports. USCF and UHN have also entered into a licensing agreement with the NYMEX pursuant to which UHN and the Related Public Funds, other than BNO, USCI, CPER , USAG and USMI, pay a licensing fee to the NYMEX. UHN also pays the fees and expenses associated with its tax accounting and reporting requirements. USCF has voluntarily agreed to pay certain expenses typically borne by UHN to the extent that such expenses exceeded 0.15% (15 basis points) of UHN’s NAV, on an annualized basis, through at least June 30, 2014. USCF has no obligation to continue such payments into subsequent periods. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 8 of this annual report on Form 10-K.

In addition to USCF’s management fee, UHN pays its brokerage fees (including fees to a FCM), over-the-counter dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of shares, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of UHN’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to a FCM are on a contract-by-contract, or round turn, basis. UHN also pays a portion of the fees and expenses of the independent directors of USCF. See Note 3 to the Notes to Financial Statements in Item 8 of this annual report on Form 10-K.

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods, as UHN’s per share NAVs and trading levels to meet its investment objective will not be known until a future date. These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of UHN’s existence. Either party may terminate these agreements earlier for certain reasons described in the agreements.

As of December 31, 2013, UHN’s portfolio consisted of 39 Heating Oil Futures HO Contracts traded on the NYMEX. For a list of UHN’s current holdings, please see UHN’s website at www.unitedstatescommodityfunds.com.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives (Including Spreads and Straddles)

UHN may purchase over-the-counter contracts (“OTC Contracts”). Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an OTC Contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

UHN may enter into certain transactions where an over-the-counter component is exchanged for a corresponding futures contract (“Exchange for Risk” or “EFR” transactions). These EFR transactions may expose UHN to counterparty risk during the interim period between the execution of the over-the-counter component and the exchange for a corresponding futures contract. Generally, the counterparty risk from the EFR transaction will exist only on the day of execution.

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

In evaluating the risks and contractual obligations associated with a particular swap transaction, it is important to consider that a swap transaction may be modified or terminated only by mutual consent of the original parties and subject to agreement on individually negotiated terms. Therefore, it may not be possible for USCF to modify, terminate or offset UHN’s obligations or its exposure to the risks associated with a transaction prior to its scheduled termination date.

To reduce the credit risk that arises in connection with such contracts, UHN will generally enter into an agreement with each counterparty based on the Master Agreement published by ISDA that provides for the netting of its overall exposure to its counterparty, if the counterparty is unable to meet its obligations to UHN due to the occurrence of a specified event, such as the insolvency of the counterparty.

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an OTC Contract pursuant to guidelines approved by USCF’s Board. Furthermore, USCF on behalf of UHN only enters into OTC Contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by USCF. UHN will also require that the counterparty be highly rated and/or provide collateral or other credit support. Even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

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

During the year ended December 31, 2013, UHN limited its over-the-counter activities to EFR transactions.

UHN anticipates that the use of Other Diesel-Heating Oil-Related Investments together with its investments in Futures Contracts will produce price and total return results that closely track the investment goals of UHN. However, there can be no assurance of this. OTC Contracts may result in higher transaction-related expenses than the brokerage commissions paid in connection with the purchase of Futures Contracts, which may impact UHN’s ability to successfully track the Benchmark Futures Contract.

Item 8.  Financial Statements and Supplementary Data.

United States Diesel-Heating Oil Fund, LP

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of UHN’s internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework. Based on the assessment, USCF believes that, as of December 31, 2013, UHN’s internal control over financial reporting is effective.

Report of Independent Registered Public Accounting Firm

To the Partners of

United States Diesel-Heating Oil Fund, LP

We have audited the accompanying statements of financial condition of the United States Diesel-Heating Oil Fund, LP (the “Fund”) as of December 31, 2013 and 2012, including the schedule of investments as of December 31, 2013 and 2012, and the related statements of operations, changes in partners’ capital and cash flows for the years ended December 31, 2013, 2012 and 2011. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the United States Diesel-Heating Oil Fund, LP as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended December 31, 2013, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Spicer Jeffries LLP

Greenwood Village, Colorado

March 26, 2014

United States Diesel-Heating Oil Fund, LP

Statements of Financial Condition

At December 31, 2013 and 2012

	2013	2012
Assets
Cash and cash equivalents (Notes 2 and 5)	$4,441,883	$5,938,635
Equity in trading accounts:
Cash and cash equivalents	156,450	433,948
Unrealized gain on open commodity futures contracts	169,205	173,628
Receivable from General Partner (Note 3)	100,808	87,974
Dividend receivable	73	83
Other assets	216,419	223,737

Total assets	$5,084,838	$6,858,005

Liabilities and Partners’ Capital
Professional fees payable	$110,318	$100,211
General Partner management fees payable (Note 3)	2,512	3,388
Brokerage commissions payable	177	177
Other liabilities	421	446

Total liabilities	113,428	104,222

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	–	–
Limited Partners	4,971,410	6,753,783
Total Partners' Capital	4,971,410	6,753,783

Total liabilities and partners' capital	$5,084,838	$6,858,005

Limited Partners’ shares outstanding	150,000	200,000
Net asset value per share	$33.14	$33.77
Market value per share	$33.03	$33.73

See accompanying notes to financial statements.

United States Diesel-Heating Oil Fund, LP

Schedule of Investments

At December 31, 2013

Unrealized
Gain
		on Open	% of
	Number of	Commodity	Partners'
	Contracts	Contracts	Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Heating Oil Futures HO February 2014 contracts, expiring January 2014*	39	$169,205	3.40

	Principal	Market
	Amount	Value
Cash Equivalents
United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	$1,400,158	$1,400,158	28.16
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	1,801,936	1,801,936	36.25
Total Money Market Funds		3,202,094	64.41
Total Cash Equivalents		$3,202,094	64.41

* Collateral amounted to $156,450 on open futures contracts.

See accompanying notes to financial statements.

United States Diesel-Heating Oil Fund, LP

Schedule of Investments

At December 31, 2012

Unrealized
Gain
		on Open	% of
	Number of	Commodity	Partners'
	Contracts	Contracts	Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Heating Oil Futures HO February 2013 contracts, expiring January 2013*	53	$173,628	2.57

	Principal	Market
	Amount	Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.10%, 1/17/2013	$300,000	$299,987	4.44

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	1,400,158	1,400,158	20.73
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	1,801,936	1,801,936	26.68
Total Money Market Funds		3,202,094	47.41
Total Cash Equivalents		$3,502,081	51.85

* Collateral amounted to $433,958 on open futures contracts.

See accompanying notes to financial statements.

United States Diesel-Heating Oil Fund, LP

Statements of Operations

For the years ended December 31, 2013, 2012 and 2011

	Year ended	Year ended December	Year ended December
	December 31, 2013	31, 2012	31, 2011
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(128,095)	$378,349	$1,037,887
Change in unrealized gain (loss) on open positions	(4,423)	(174,468)	80,438
Dividend income	964	986	1,194
Interest income	891	1,424	644
Other income	350	350	2,350

Total income (loss)	(130,313)	206,641	1,122,513

Expenses
Professional fees	110,318	100,210	142,175
General Partner management fees (Note 3)	38,103	48,937	52,803
Brokerage commissions	4,010	5,226	5,568
Other expenses	9,624	10,058	10,722

Total expenses	162,055	164,431	211,268

Expense waiver (Note 3)	(100,808)	(87,974)	(132,085)

Net expenses	61,247	76,457	79,183

Net income (loss)	$(191,560)	$130,184	$1,043,330
Net income (loss) per limited partnership share	$(0.63)	$0.98	$2.97
Net income (loss) per weighted average limited partnership share	$(0.99)	$0.54	$4.01
Weighted average limited partnership shares outstanding	194,110	239,071	260,274

See accompanying notes to financial statements.

United States Diesel-Heating Oil Fund, LP

Statements of Changes in Partners’ Capital

For the years ended December 31, 2013, 2012 and 2011

	General Partner	Limited Partners	Total

Balances, at December 31, 2010	$–	$11,928,209	$11,928,209
Addition of 100,000 partnership shares	–	3,359,246	3,359,246
Redemption of 200,000 partnership shares	–	(6,493,477)	(6,493,477)
Net income	–	1,043,330	1,043,330

Balances, at December 31, 2011	–	9,837,308	9,837,308
Redemption of 100,000 partnership shares	–	(3,213,709)	(3,213,709)
Net income	–	130,184	130,184

Balances, at December 31, 2012	–	6,753,783	6,753,783
Redemption of 50,000 partnership shares	–	(1,590,813)	(1,590,813)
Net loss	–	(191,560)	(191,560)

Balances, at December 31, 2013	$–	$4,971,410	$4,971,410

Net Asset Value Per Share:
At December 31, 2010			$29.82
At December 31, 2011			$32.79
At December 31, 2012			$33.77
At December 31, 2013			$33.14

See accompanying notes to financial statements.

United States Diesel-Heating Oil Fund, LP

Statements of Cash Flows

For the years ended December 31, 2013, 2012 and 2011

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$(191,560)	$130,184	$1,043,330
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Decrease in commodity futures trading account - cash and cash equivalents	277,498	210,490	395,558
Unrealized (gain) loss on futures contracts	4,423	174,468	(80,438)
(Increase) decrease in receivable from General Partner	(12,834)	44,111	50,883
(Increase) decrease in dividend receivable	10	(37)	267
(Increase) decrease in interest receivable	–	5	(5)
Decrease in other assets	7,318	7,279	7,516
Increase (decrease) in professional fees payable	10,107	(41,964)	(57,483)
Decrease in General Partner management fees payable	(876)	(1,634)	(943)
Increase (decrease) in brokerage commissions payable	–	6	(200)
Decrease in other liabilities	(25)	(113)	(238)
Net cash provided by operating activities	94,061	522,795	1,358,247

Cash Flows from Financing Activities:
Addition of partnership shares	–	–	3,359,246
Redemption of partnership shares	(1,590,813)	(3,213,709)	(6,493,477)
Net cash used in financing activities	(1,590,813)	(3,213,709)	(3,134,231)

Net Decrease in Cash and Cash Equivalents	(1,496,752)	(2,690,914)	(1,775,984)

Cash and Cash Equivalents, beginning of year	5,938,635	8,629,549	10,405,533
Cash and Cash Equivalents, end of year	$4,441,883	$5,938,635	$8,629,549

See accompanying notes to financial statements.

United States Diesel-Heating Oil Fund, LP

Notes to Financial Statements

For the years ended December 31, 2013, 2012 and 2011

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Diesel-Heating Oil Fund, LP (“UHN”), formerly, the United States Heating Oil Fund, LP was organized as a limited partnership under the laws of the state of Delaware on April 13, 2007. UHN is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, UHN’s shares traded on the American Stock Exchange (the “AMEX”). UHN will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of UHN is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of diesel-heating oil (also known as No. 2 fuel oil) for delivery to the New York harbor, as measured by the daily changes in the price of the futures contract for diesel-heating oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less UHN’s expenses. It is not the intent of UHN to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of heating oil or any particular futures contract based on heating oil. It is not the intent of UHN to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of UHN, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Diesel-Heating Oil-Related Investments (as defined below). UHN accomplishes its objective through investments in futures contracts for diesel-heating oil, crude oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and Other Diesel-Heating Oil-Related Investments such as cash-settled options on Futures Contracts, forward contracts for diesel-heating oil and over-the-counter transactions that are based on the price of diesel-heating oil, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Diesel-Heating Oil-Related Investments”). As of December 31, 2013, UHN held 39 Futures Contracts for diesel-heating oil traded on the NYMEX.

Prior to August 1, 2012, UHN was known as United States Heating Oil Fund, LP. USCF believes that, historically, the heating oil futures contract has been used by both industry and financial participants as a way to hedge or invest in exposure to diesel fuel due to the close physical similarities between the two products. The New York Mercantile Exchange (the “NYMEX”) announced in April 2012 changes to the physical specifications of the heating oil contract which involves the reduction in the allowable amount of sulfur in heating oil down to the levels found in diesel fuel. In doing so, the NYMEX specifically referenced the desire to make the heating oil contract a “……dual-use price benchmark for both the heating oil and on-road diesel markets.” Aside from the change of the name and designated CUSIP number effective August 1, 2012, no other change was made to the Fund.

UHN commenced investment operations on April 9, 2008 and has a fiscal year ending on December 31. USCF is responsible for the management of UHN. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”) and the United States Gasoline Fund, LP (“UGA”), which listed their limited partnership shares on the AMEX under the ticker symbols ”USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UGA” on February 26, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, UNG’s, USL’s and UGA’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“DNO”), the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the United States Metals Index Fund (“USMI”), each a series of the United States Commodity Index Funds Trust. USCI, CPER, USAG and USMI listed their shares on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011, “USAG” on April 13, 2012 and “USMI” on June 19, 2012, respectively. All funds listed previously are referred to collectively herein as the “Related Public Funds.” USCF previously filed registration statements to register shares of the United States Sugar Fund (“USSF”), the United States Natural Gas Double Inverse Fund (“UNGD”), the United States Gasoil Fund (“USGO”) and the United States Asian Commodities Basket Fund (“UAC”), each of which is a series of the United States Commodity Funds Trust I, and the US Golden Currency Fund (“HARD”), a series of the United States Currency Funds Trust. On December 30, 2013, USCF withdrew the registration statements for USSF, UNGD, USGO and UAC effective December 31, 2013. On January 27, 2014, USCF withdrew the registration statement for HARD. HARD was never available to the public, and at the time of withdrawal, HARD was still in the process of review by various regulatory agencies which have regulatory authority over USCF and HARD.

Effective February 29, 2012, UHN issues shares to certain authorized purchasers (“Authorized Purchasers”) by offering baskets consisting of 50,000 shares (“Creation Baskets”) through ALPS Distributors, Inc., as the marketing agent (the “Marketing Agent”). Prior to February 29, 2012, UHN issued shares to Authorized Purchasers by offering baskets consisting of 100,000 shares through the Marketing Agent. The purchase price for a Creation Basket is based upon the NAV of a share calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received.

From July 1, 2011 through December 31, 2013 (and continuing through at least May 1, 2014), the applicable transaction fee paid by Authorized Purchasers is $350 to UHN for each order they place to create or redeem one or more baskets (“Redemption Baskets”); prior to July 1, 2011, this fee was $1,000. Shares may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Shares purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per share NAV of UHN but rather at market prices quoted on such exchange.

In April 2008, UHN initially registered 10,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 9, 2008, UHN listed its shares on the AMEX under the ticker symbol “UHN”. On that day, UHN established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. UHN also commenced investment operations on April 9, 2008 by purchasing Futures Contracts traded on the NYMEX based on heating oil. As of December 31, 2013, UHN had registered a total of 60,000,000 shares.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements. Changes in the unrealized gains or losses between periods are reflected in the statements of operations. UHN earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the overnight Federal Funds Rate less 32 basis points. In addition, UHN earns income on funds held at the custodian or futures commission merchant at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

UHN is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), UHN is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UHN files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UHN is not subject to income tax return examinations by major taxing authorities for years before 2010. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UHN recording a tax liability that reduces net assets. However, UHN’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UHN recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2013.

Creations and Redemptions

Effective February 29, 2012, Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 50,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed. Prior to February 29, 2012, Authorized Purchasers could only purchase Creation Baskets or redeem Redemption Baskets in blocks of 100,000 shares.

UHN receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in UHN’s statements of financial condition as receivable for shares sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for shares redeemed.

Partnership Capital and Allocation of Partnership Income and Losses

Profit or loss shall be allocated among the partners of UHN in proportion to the number of shares each partner holds as of the close of each month. USCF may revise, alter or otherwise modify this method of allocation as described in the LP Agreement.

Calculation of Per Share Net Asset Value

UHN’s per share NAV is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing that amount by the total number of shares outstanding. UHN uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at December 31, 2013.

Offering Costs

Offering costs incurred in connection with the registration of additional shares after the initial registration of shares are borne by UHN. These costs include registration fees paid to regulatory agencies and all legal, accounting, printing and other expenses associated with such offerings. These costs are accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted.

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

NOTE 3 - FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

USCF Management Fee

Under the LP Agreement, USCF is responsible for investing the assets of UHN in accordance with the objectives and policies of UHN. In addition, USCF has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to UHN. For these services, UHN is contractually obligated to pay USCF a fee, which is paid monthly, equal to 0.60% per annum of average daily net assets.

Ongoing Registration Fees and Other Offering Expenses

UHN pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the years ended December 31, 2013, 2012 and 2011, UHN incurred $7,300, $7,320 and $7,300, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

UHN is responsible for paying its portion of the directors’ and officers’ liability insurance for UHN and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UHN and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. UHN shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2013 were $555,465 for UHN and the Related Public Funds. UHN’s portion of such fees and expenses for the year ended December 31, 2013 was $1,370. These fees and expenses for the year ended December 31, 2012 were $540,586 for UHN and the Related Public Funds. UHN’s portion of such fees and expenses for the year ended December 31, 2012 was $1,514. These fees and expenses for the year ended December 31, 2011 were $607,582 for UHN and the Related Public Funds. UHN’s portion of such fees and expenses for the year ended December 31, 2011 was $1,382.

Licensing Fees

As discussed in Note 4 below, UHN entered into a licensing agreement with the NYMEX on May 30, 2007, as amended on October 20, 2011. Pursuant to the agreement, up through October 19, 2011, UHN and the Related Public Funds, other than BNO, USCI, CPER, USAG and USMI, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined net assets of the funds and 0.02% for combined net assets above $1,000,000,000. On and after October 20, 2011, UHN and the Related Public Funds, other than BNO, USCI, CPER , USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the years ended December 31, 2013, 2012 and 2011, UHN incurred $953, $1,223 and $2,040, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UHN’s audit expenses and tax accounting and reporting requirements are paid by UHN. These costs were approximately $85,000, $50,000 and $45,000, respectively, for each of the years ended December 31, 2013, 2012 and 2011.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UHN pays all brokerage fees and other expenses in connection with the operation of UHN, excluding costs and expenses paid by USCF as outlined in Note 4 below. USCF has voluntarily agreed to pay certain expenses typically borne by UHN, to the extent that such expenses exceed 0.15% (15 basis points) of UHN’s NAV, on an annualized basis, through at least June 30, 2014. USCF has no obligation to continue such payments into subsequent periods. For the year ended December 31, 2013, USCF waived $100,808 of UHN’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4.

NOTE 4 - CONTRACTS AND AGREEMENTS

UHN is party to a marketing agent agreement, dated as of March 10, 2008, as amended from time to time, with the Marketing Agent and USCF, whereby the Marketing Agent provides certain marketing services for UHN as outlined in the agreement. The fee of the Marketing Agent, which is borne by USCF, is equal to 0.06% on UHN’s assets up to $3 billion and 0.04% on UHN’s assets in excess of $3 billion.

The above fee does not include the following expenses, which are also borne by USCF: the cost of placing advertisements in various periodicals; website construction and development; or the printing and production of various marketing materials.

UHN is also party to a custodian agreement, dated March 13, 2008, as amended from time to time, with Brown Brothers Harriman & Co. (“BBH&Co.”) and USCF, whereby BBH&Co. holds investments on behalf of UHN. USCF pays the fees of the custodian, which are determined by the parties from time to time. In addition, UHN is party to an administrative agency agreement, dated February 7, 2008, as amended from time to time, with USCF and BBH&Co., whereby BBH&Co. acts as the administrative agent, transfer agent and registrar for UHN. USCF also pays the fees of BBH&Co. for its services under such agreement and such fees are determined by the parties from time to time.

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to UHN and each of the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of: (a) 0.06% for the first $500 million of the Related Public Funds’ combined net assets, (b) 0.0465% for the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once the Related Public Funds’ combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also pays transaction fees ranging from $7 to $15 per transaction.

On October 8, 2013, UHN entered into a brokerage agreement with RBC Capital Markets, LLC (“RBC Capital” or “RBC”) to serve as UHN’s futures commission merchant (“FCM”), effective October 10, 2013. Prior to October 10, 2013, the FCM was UBS Securities LLC (“UBS Securities”). The agreements require RBC Capital and UBS Securities to provide services to UHN in connection with the purchase and sale of Futures Contracts and Other Diesel-Heating Oil-Related Investments that may be purchased and sold by or through RBC Capital and/or UBS Securities for UHN’s account. In accordance with each agreement, RBC Capital and UBS Securities charges UHN commissions of approximately $7 to 15 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when UHN issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when UHN redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UHN also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Diesel-Heating Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the year ended December 31, 2013, total commissions accrued to brokers amounted to $4,010. Of this amount, approximately $3,969, or 98.98% was a result of rebalancing costs and approximately $41, or 1.02% was the result of trades necessitated by creation and redemption activity. By comparison, during the year ended December 31, 2012, total commissions accrued to brokers amounted to $5,226. Of this amount, approximately $5,140, or 98.35% was a result of rebalancing costs and approximately $86, or 1.65% was the result of trades necessitated by creation and redemption activity. By comparison, during the year ended December 31, 2011, total commissions accrued to brokers amounted to $5,568. Of this amount, approximately $5,296, or 95.11% was a result of rebalancing costs and approximately $272, or 4.89% was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the year ended December 31, 2013 as compared to the year ended December 31, 2012, was primarily a result of fewer Futures Contracts held and traded during the year ended December 31, 2013, as compared to the year ended December 31, 2012. The decrease in the total commissions accrued to brokers for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was primarily a function of decreased brokerage fees due to a lower number of Futures Contracts being held and traded as a result of the decrease in UHN’s total net assets and the increase in the price of Futures Contracts during the year ended December 31, 2012. As an annualized percentage of average total net assets, the figure for the year ended December 31, 2013 represents approximately 0.06% of average total net assets. By comparison, the figure for the year ended December 31, 2012 represented approximately 0.06% of average total net assets and the figure for the year ended December 31, 2011 represented approximately 0.06% of average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

UHN and the NYMEX entered into a licensing agreement on May 30, 2007, as amended on October 20, 2011, whereby UHN was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. Under the licensing agreement, UHN and the Related Public Funds, other than BNO, USCI, CPER, USAG and USMI, pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3. UHN expressly disclaims any association with the NYMEX or endorsement of UHN by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX.

NOTE 5 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

UHN engages in the trading of futures contracts and options on futures contracts (collectively, “derivatives”). UHN is exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

UHN may enter into futures contracts and options on futures contracts to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery.

The purchase and sale of futures contracts and options on futures contracts require margin deposits with a FCM. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a FCM to segregate all customer transactions and assets from the FCM’s proprietary activities.

Futures contracts involve, to varying degrees, elements of market risk (specifically commodity price risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure UHN has in the particular classes of instruments. Additional risks associated with the use of futures contracts are an imperfect correlation between movements in the price of the futures contracts and the market value of the underlying securities and the possibility of an illiquid market for a futures contract.

All of the futures contracts held by UHN were exchange-traded through December 31, 2013. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. When UHN enters into non-exchange traded contracts (including Exchange for Risk or EFR transactions), it is subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UHN has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UHN bears the risk of financial failure by the clearing broker.

UHN’s cash and other property, such as Treasuries, deposited with a FCM are considered commingled with all other customer funds, subject to the FCM’s segregation requirements. In the event of a FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a FCM could result in the complete loss of UHN’s assets posted with that FCM; however, the majority of UHN’s assets are held in investments in Treasuries, cash and/or cash equivalents with UHN’s custodian and would not be impacted by the insolvency of a FCM. The failure or insolvency of UHN’s custodian, however, could result in a substantial loss of UHN’s assets.

USCF invests a portion of UHN’s cash in money market funds that seek to maintain a stable per share NAV. UHN is exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2013 and December 31, 2012, UHN held investments in money market funds in the amounts of $3,202,094 and $3,202,094, respectively. USCF holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of December 31, 2013 and December 31, 2012, UHN held cash deposits and investments in Treasuries in the amounts of $1,396,239 and $3,170,489, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should UHN’s custodian and/or futures commission merchant cease operations.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, UHN is exposed to market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short. As both a buyer and a seller of options, UHN pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.

UHN’s policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting controls and procedures. In addition, UHN has a policy of requiring review of the credit standing of each broker or counterparty with which it conducts business.

The financial instruments held by UHN are reported in its statements of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2013, 2012 and 2011. This information has been derived from information presented in the financial statements.

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Per Share Operating Performance:

Net asset value, beginning of year	$33.77	$32.79	$29.82
Total income (loss)	(0.31)	1.30	3.27
Net expenses	(0.32)	(0.32)	(0.30)
Net increase (decrease) in net asset value	(0.63)	0.98	2.97
Net asset value, end of year	$33.14	$33.77	$32.79

Total Return	(1.87)	2.99%	9.96

Ratios to Average Net Assets
Total income (loss)	(2.05)%	2.53%	12.76%
Management fees	0.60%	0.60%	0.60%
Total expenses excluding management fees	1.95%	1.42%	1.80%
Expenses waived	(1.59)%	(1.08)%	(1.50)%
Net expenses excluding management fees	0.36%	0.34%	0.30%
Net income (loss)	(3.02)%	1.59%	11.86%

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from UHN.

NOTE 7 - QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2013 and 2012.

	First Quarter 2013	Second Quarter 2013	Third Quarter 2013	Fourth Quarter 2013
Total Income (Loss)	$(110,869)	$(389,779)	$232,837	$137,498
Total Expenses	38,321	37,755	42,240	43,739
Expense Waivers	(22,308)	(22,592)	(26,233)	(29,675)
Net Expenses	16,013	15,163	16,007	14,064
Net Income (Loss)	$(126,882)	$(404,942)	$216,830	$123,434
Net Income (Loss) per Share	$(0.64)	$(2.02)	$1.08	$0.95

	First Quarter 2012	Second Quarter 2012	Third Quarter 2012	Fourth Quarter 2012
Total Income (Loss)	$907,415	$(1,419,111)	$985,335	$(266,998)
Total Expenses	41,876	38,300	38,118	46,137
Expense Waivers	(17,679)	(18,485)	(22,314)	(29,496)
Net Expenses	24,197	19,815	15,804	16,641
Net Income (Loss)	$883,218	$(1,438,926)	$969,531	$(283,639)
Net Income (Loss) per Share	$2.95	$(5.40)	$4.85	$(1.42)

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

UHN values its investments in accordance with Accounting Standards Codification 820 – Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. The changes to past practice resulting from the application of ASC 820 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. ASC 820 establishes a fair value hierarchy that distinguishes between: (1) market participant assumptions developed based on market data obtained from sources independent of UHN (observable inputs) and (2) UHN’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the ASC 820 hierarchy are as follows:

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

The following table summarizes the valuation of UHN’s securities at December 31, 2013 using the fair value hierarchy:

At December 31, 2013	Total	Level I	Level II	Level III

Short-Term Investments	$3,202,094	$3,202,094	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	169,205	169,205	—	—

During the year ended December 31, 2013, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UHN’s securities at December 31, 2012 using the fair value hierarchy:

At December 31, 2012	Total	Level I	Level II	Level III

Short-Term Investments	$3,502,081	$3,502,081	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	173,628	173,628	—	—

During the year ended December 31, 2012, there were no transfers between Level I and Level II.

Effective January 1, 2009, UHN adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Fair Value at December 31, 2013	Fair Value at December 31, 2012

Futures - Commodity Contracts	Assets	$169,205	$173,628

The Effect of Derivative Instruments on the Statements of Operations

		For the year ended December 31, 2013		For the year ended December 31, 2012		For the year ended December 31, 2011
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income

Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(128,095)		$378,349		$1,037,887

	Change in unrealized gain (loss) on open positions		$(4,423)		$(174,468)		$80,438

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

NOTE 10 - SUBSEQUENT EVENTS

UHN has performed an evaluation of subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

united states commodity funds llc AND SUBSIDIARIES

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	81

Consolidated Statements of Financial Condition	82

Notes to Consolidated Statements of Financial Condition	83

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of

United States Commodity Funds LLC and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of United States Commodity Funds LLC and Subsidiaries (the “Company”) as of December 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Commodity Funds LLC and Subsidiaries as of December 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Spicer Jeffries LLP

Greenwood Village, Colorado
March 26, 2014

united states commodity funds llc AND SUBSIDIARIES

Consolidated statementS of financial condition
DECEMBER 31, 2013 AND 2012

	December 31,
	2013	2012
ASSETS

Cash and cash equivalents	$3,804,165	$3,293,847
Management fees receivable	1,241,995	1,655,642
Investments (Notes 2 and 4)	159,581	1,251,427
Other assets	8,558	25,582

Total assets	$5,214,299	$6,226,498

LIABILITIES AND EQUITY

LIABILITIES:
Accounts payable	$485,430	$200,520
Notes payable (Note 3)	-	1,000,000
Income tax payable	110,849	69,511
Expense waiver payable (Note 3)	744,342	915,253

Total liabilities	1,340,621	2,185,284

COMMITMENTS AND CONTINGENCIES (Notes 6 and 8)

EQUITY:
Member's equity (Notes 3 and 7)	3,873,678	4,040,234
Noncontrolling interests (Note 3)	-	980

Total equity	3,873,678	4,041,214

Total liabilities and equity	$5,214,299	$6,226,498

The accompanying notes are an integral part of this statement.

united states commodity funds LLc AND SUBSIDIARies

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 1 -	Organization and Operation

United States Commodity Funds LLC (the “Company”) was formed as a single-member limited liability company in the State of Delaware on May 10, 2005. The Company is the General Partner (the “General Partner”) of United States Oil Fund, LP (“USO”), United States Natural Gas Fund, LP (“UNG”), United States 12 Month Oil Fund, LP (“USL”), United States Gasoline Fund, LP (“UGA”), United States Diesel-Heating Oil Fund, LP (“UHN”), United States Short Oil Fund, LP (“DNO”), United States 12 Month Natural Gas Fund, LP (“UNL”), United States Brent Oil Fund, LP (“BNO”), and United States Short Natural Gas Fund, LP (“USSNG”), and is the Sponsor (“Sponsor”) of United States Commodity Index Fund (“USCI”), United States Copper Index Fund (“CPER”), United States Agriculture Index Fund (“USAG”), and United States Metals Index Fund (“USMI”), each of which is a series of the United States Commodity Index Funds Trust (“Trust”). The Company is registered as a commodity pool operator with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”). USO, UNG, USL, UGA, UHN, DNO, UNL, BNO, USCI, CPER, USAG and USMI (collectively, the “Funds”) are commodity pools registered with the CFTC and members of the NFA that issue shares that may be purchased and sold on the NYSE Arca, Inc. (“NYSE Arca”) under the ticker symbols “USO,” “UNG,” “USL,” “UGA,” “UHN,” “DNO,” “UNL,” “BNO,” “USCI,” “CPER,” “USAG,” and “USMI.” USSNG is a commodity pool that has been formed but has not yet begun the process of registering its shares. The Company previously filed registration statements to register shares of the United States Sugar Fund (“USSF”), the United States Natural Gas Double Inverse Fund (“UNGD”), the United States Gasoil Fund (“USGO”) and the United States Asian Commodities Basket Fund (“UAC”), each of which is a series of the United States Commodity Funds Trust I, and the US Golden Currency Fund (“HARD”), a series of the United States Currency Funds Trust.  On December 30, 2013, the Company withdrew the registration statements for USSF, UNGD, USGO and UAC effective December 31, 2013.  On January 27, 2014, the Company withdrew the registration statement for HARD.  HARD was never available to the public and at the time of withdrawal, HARD was still in the process of review by various regulatory agencies which have regulatory authority over the Company and HARD.

USO began trading on April 10, 2006 by purchasing futures contracts for light, sweet crude oil that are traded on the New York Mercantile Exchange (the “Exchange”). The investment objective of USO is for the changes in percentage terms of its shares’ net asset value to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract on light sweet crude oil traded on the Exchange, that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USO’s expenses. USO seeks to accomplish its objective through investments in futures contracts for light, sweet crude oil, other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the Exchange and other U.S. and foreign exchanges and other oil interests such as cash-settled options on futures contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, futures contracts and indices based on the foregoing.

UNG began trading on April 18, 2007 by purchasing futures contracts for natural gas that are traded on the Exchange. The investment objective of UNG is for the changes in percentage terms of its shares’ net asset value to reflect the changes in percentage terms of the spot price of natural gas delivered to the Henry Hub, Louisiana, as measured by the changes in the price of the futures contract on natural gas traded on the Exchange that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less UNG’s expenses. UNG seeks to accomplish its objective through investments in futures contracts for natural gas, crude oil, heating oil, gasoline, and other petroleum-based fuels that are traded on the Exchange and other U.S. and foreign exchanges and other natural gas-related investments such as cash-settled options on futures contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, futures contracts and indices based on the foregoing.

united states commodity funds LLc AND SUBSIDIARies

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 1 -	Organization and Operation (continued)

USL began trading on December 6, 2007 by purchasing futures contracts for light, sweet crude oil that are traded on the Exchange. The investment objective of USL is for the changes in percentage terms of its shares’ net asset value to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of 12 futures contracts on crude oil traded on the Exchange, consisting of the near month contract to expire and the contracts for the following eleven months, for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contracts that are the next month contract to expire and the contracts for the following eleven consecutive months, less USL’s expenses. When calculating the daily movement of the average price of the 12 contracts each contract month will be equally weighted. USL seeks to accomplish its objective through investments in futures contracts for light, sweet crude oil, other types of crude oil, heating oil, gasoline, natural gas, and other petroleum-based fuels that are traded on the Exchange and or other U.S. and foreign exchanges and other oil interests such as cash-settled options on futures contracts, forward contracts for oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, other petroleum-based fuels, futures contracts and indices based on the foregoing.

UGA began trading on February 26, 2008 by purchasing futures contracts on gasoline that are traded on the Exchange. The investment objective of UGA is for the changes in percentage terms of its shares’ net asset value to reflect the changes in percentage terms of the spot price of unleaded gasoline, as measured by the changes in the price of the futures contract on gasoline traded on the Exchange that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contact to expire, less UGA’s expenses. UGA seeks to accomplish its objective through investments in futures contracts for gasoline, crude oil, natural gas, heating oil and other petroleum-based fuels that are traded on the Exchange and other U.S. and foreign exchanges and other gasoline-related investments such as cash-settled options on futures contracts, forward contracts for gasoline, cleared swap contracts and over-the-counter transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, futures contracts and indices based on the foregoing.

UHN began trading on April 9, 2008 by purchasing futures contracts on heating oil that are traded on the Exchange. The investment objective of UHN is for the changes in percentage terms of its shares’ net asset value to reflect the changes in percentage terms of the spot price of heating oil, as measured by the changes in the price of the futures contract on heating oil traded on the Exchange that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contact to expire, less UHN’s expenses. UHN seeks to accomplish its objective through investments in futures contracts for heating oil, crude oil, gasoline, natural gas and other petroleum-based fuels that are traded on the Exchange and other U.S. and foreign exchanges and other heating oil-related investments such as cash-settled options on futures contracts, forward contracts for heating oil, cleared swap contracts and over-the-counter transactions that are based on the price of heating oil, crude oil and other petroleum-based fuels, futures contracts and indices based on the foregoing.

united states commodity funds LLc AND SUBSIDIARies

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 1 -	Organization and Operation (continued)

DNO began trading on September 24, 2009 by selling futures contracts on light, sweet crude oil that are traded on the Exchange. The investment objective of DNO is for the changes in percentage terms of its shares’ net asset value to inversely reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract on light, sweet crude oil as traded on the Exchange that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less DNO’s expenses. DNO accomplishes its objective through taking short positions in futures contracts for light, sweet crude oil and other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the Exchange and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, futures contracts and indices based on the foregoing.

UNL began trading on November 18, 2009 by purchasing futures contracts for natural gas that are traded on the Exchange. The investment objective of UNL is for the changes in percentage terms of its shares’ net asset value to reflect the changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the average of the prices of 12 futures contracts on natural gas traded on the Exchange, consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contracts that are the next month contract to expire and the contracts for the following 11 consecutive months, less UNL’s expenses. When calculating the daily movement of the average price of the 12 contracts each contract month will be equally weighted. UNL seeks to accomplish its objective through investments in futures contracts for natural gas, crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the Exchange and other U.S. and foreign exchanges and other natural gas-related investments such as cash-settled options on futures contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, futures contracts and indices based on the foregoing.

BNO began trading on June 2, 2010 by purchasing futures contracts for brent oil that are traded on the Exchange. The investment objective of BNO is for the daily changes in percentage terms of its shares’ net asset value to reflect the daily changes in percentage terms of the spot price of Brent crude oil as measured by the changes in the price of the futures contract on Brent crude oil as traded on the ICE Futures Exchange (the “ICE Futures”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less BNO’s expenses. BNO accomplishes its objective through investments in futures contracts for crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the ICE Futures, NYMEX, or other U.S. and foreign exchanges, and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing.

USCI began trading on August 10, 2010 by purchasing futures contracts traded on the New York Mercantile Exchange (“NYMEX”), ICE Futures Exchange (“ICE Futures”), Chicago Board of Trade (“CBOT”), Chicago Mercantile Exchange (“CME”), London Metal Exchange (“LME”) and the Commodity Exchange, Inc. (“COMEX”). The investment objective of USCI is for the daily changes in percentage terms of its shares’ net asset value (“NAV”) to reflect the daily changes in percentage terms of the SummerHaven Dynamic Commodity Index Total ReturnSM (the “SDCI”), less USCI’s expenses. The SDCI is comprised of 14 Futures Contracts that are selected on a monthly basis from a list of 27 possible Futures Contracts. The Futures Contracts that at any given time make up the Commodity Index are referred to herein as “Benchmark Component Futures Contracts.” USCI invests first in the current Benchmark Component Futures Contracts and other Futures Contracts intended to replicate the return on the current Benchmark Component Futures Contracts and, thereafter, to comply with regulatory requirements or in view of market conditions, in Other Commodity-Related Investments intended to replicate the return on the Benchmark Component Futures Contracts, including cleared swap contracts and other over-the-counter transactions, and in other Futures Contracts.

united states commodity funds LLc AND SUBSIDIARies

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 1 -	Organization and Operation (continued)

CPER began trading on November 15, 2011 by purchasing futures contracts traded on the COMEX. The investment objective of CPER is for the daily changes in percentage terms of its shares’ NAV to reflect the daily changes in percentage terms of the SummerHaven Copper Index Total ReturnSM (the “SCITR”), less CPER’s expenses. The SCITR is designed to reflect the performance of the investment returns form a portfolio of copper futures contracts. The SCITR is owned and maintained by SummerHaven Index Management LLC (“SummerHaven Indexing”) and calculated and published by the NYSE Arca. The SCITR is comprised of either two or three Eligible Copper Futures Contracts that are selected on a monthly basis based on quantitative formulas relating to the prices of the Eligible Copper Futures Contracts developed by SummerHaven Indexing. The Eligible Copper Futures Contracts that at any given time make up the Copper Index are referred to herein as “Benchmark Component Copper Futures Contracts.” CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts.

USAG began trading on April 13, 2012 by purchasing futures contracts traded on the ICE Futures, CME, Kansas City Board of Trade (“KCBT”) and CBOT. The investment objective of USAG is for the daily changes in percentage terms of its shares’ NAV to reflect the daily changes in percentage terms of the SummerHaven Dynamic Agriculture Index Total ReturnSM (the “SDAI”), less USAG’s expenses. The SDAI is designed to reflect the performance of a diversified group of agricultural commodities. The SDAI is comprised of 14 eligible agriculture futures contracts that are selected on a monthly basis based on quantitative formulas developed by SummerHaven Indexing. The eligible agriculture futures contracts that at any given time make up the Agriculture Index are referred to herein as “Benchmark Component Agriculture Futures Contracts.” USAG seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other eligible agriculture futures contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts if one or more other eligible agriculture futures contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, USAG may then invest in other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, other eligible agriculture futures Contracts or the agricultural commodities included in the SDAI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts.

united states commodity funds LLc AND SUBSIDIARies

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 1 -	Organization and Operation (concluded)

USMI began trading on June 19, 2012 by purchasing futures contracts traded on the NYMEX, CME, LME and COMEX. The investment objective of USMI is for the daily changes in percentage terms of its shares’ NAV to reflect the daily changes in percentage terms of the SummerHaven Metals Index Total ReturnSM (the “SDMI”), less USMI’s expenses. The SDMI is comprised of 10 eligible metals futures contracts that are selected on a monthly basis based on quantitative formulas developed by SummerHaven Indexing. The eligible metals futures contracts that at any given time make up the SDMI are referred to herein as “Benchmark Component Metals Futures Contracts.” USMI seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Metals Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USMI will invest next in other eligible metals futures contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Metals Futures Contracts if one or more other eligible metals futures contracts is not available. When USMI has invested to the fullest extent possible in exchange-traded futures contracts, USMI may then invest in other contracts and instruments based on the Benchmark Component Metals Futures Contracts, other eligible metals futures contracts or the metals included in the SDMI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts.

The Company is a wholly owned subsidiary of Wainwright Holdings, Inc. (“Wainwright”), a Delaware corporation. Wainwright is a holding company that is controlled by the president of the Company and served as the initial limited partner of the Funds, except for USCI and CPER. It also serves as the initial limited partner for USSNG.

As the General Partner or Sponsor of the Funds, the Company is required to evaluate the credit risk of the Funds to their futures commission merchant, oversee the purchases and sales of the Funds’ shares by certain “authorized purchasers,” review the daily positions and margin requirements of the Funds, and manage the Funds’ investments. The Company also pays continuing service fees to the marketing agent for communicating with the authorized purchasers.

united states commodity funds LLc AND SUBSIDIARies

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 2 -	Summary of Significant Accounting Policies

Principles of consolidation

The Company, as General Partner or Sponsor of the Funds and USSNG, has included the accounts of USSNG since its inception in the consolidated financial statements. The Company has recorded a noncontrolling interest for the amount directly owned by the limited partner (representing the limited partner interest owned by Wainwright). Subsequent to the Funds commencing operations, the Company and Wainwright redeemed their interests. Therefore, as of December 31, 2013, the accounts of each of the Funds were no longer included in the accompanying consolidated statement of financial condition. All intercompany accounts and balances have been eliminated in consolidation.

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

Management fee

Under the Funds’ respective Agreements, the Company is responsible for investing the assets of the Funds in accordance with the objectives and policies of the Funds. In addition, the Company has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to the Funds. For these services, the Funds are contractually obligated to pay the Company a management fee, which is paid monthly, based on the average daily net assets of the Funds. USO pays a management fee of 0.45% per annum on its average daily net assets. UNG pays a fee equal to 0.60% per annum on average daily net assets of $1,000,000,000 or less and 0.50% of average daily net assets that are greater than $1,000,000,000. USL, UGA UHN, and DNO each pay a fee of 0.60% per annum on their average daily net assets. Since inception through April 30, 2010 the Company has been charging UNL a management fee at a reduced rate of 0.60% per annum of average daily net assets. Effective May 1, 2010, the Company resumed charging UNL its standard rate of 0.75% per annum of average daily net assets. The difference of 0.15% per annum of average daily net assets since inception through April 30, 2010 has been waived by the Company and will not be recouped from UNL. BNO pays a management fee of 0.75% per annum on its average daily net assets. Each of USCI, CPER, USAG, and USMI pays a management fee of 0.95% per annum on its average daily net assets.

united states commodity funds LLc AND SUBSIDIARies

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 2 -	Summary of Significant Accounting PolicieS (continued)

The Funds pay for all brokerage fees, taxes and other expenses, including registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent shares after their initial registration and all legal, accounting, printing and other expenses associated therewith. The Funds, except for BNO, USCI, CPER, USAG, and USMI also pay licensing fees for the use of intellectual property. The Funds also pay the fees and expenses of the independent directors.

Investments and Valuation of Investments

The Company’s investments in common stock are classified as available-for-sale-securities and are considered to be held for an indefinite period. Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale-securities are recorded at fair value on the statement of financial condition, with the change in fair value excluded from earnings and recorded as a component of other comprehensive income (loss) included in member’s equity. Unrealized holding gains or losses on such securities, which were added to or subtracted from member’s equity was $6,820 and $(60,340), for the years ended December 31, 2013 and 2012 (see Note 7).

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

Additions and redemptions

Authorized purchasers may purchase creation baskets of the Funds only in blocks of 100,000 shares at a price equal to the net asset value of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed. Authorized purchasers may redeem shares from the Funds only in blocks of 100,000 shares called “Redemption Baskets.” Effective as of February 29, 2012, the size of the Creation Basket and Redemption Basket was reduced from 100,000 shares to 50,000 shares for USL, UGA, UHN, DNO, UNL and BNO. The amount of the redemption proceeds for a Redemption Basket will be equal to the net asset value of the Funds’ shares in the Redemption Basket as of the end of each business day.

The Funds receive or pay the proceeds from shares sold or redeemed within three business days after the trade-date of the purchase or redemption. The amounts due from authorized purchasers are reflected in the Funds’ statement of financial condition as receivables for shares sold, and amounts payable to authorized purchasers upon redemption are reflected as payable for shares redeemed.

Capital and allocation of income and losses

Profit or loss shall be allocated among the shareholders of the Funds in proportion to the number of shares each shareholder holds as of the close of each month. The Company, when it serves in a capacity as a General Partner or Sponsor, may revise, alter or otherwise modify this method of allocation as described in the Limited Partnership Agreements or Trust Agreement.

Calculation of net asset value

The Funds calculate their net asset value on each NYSE Arca trading day by taking the current market value of their total assets, subtracting any liabilities and dividing the amount by the total number of shares issued and outstanding. The Funds use the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

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

Fund startup expenses

The Company expenses all startup expenses associated with the registration of each fund. Fund startup expenses include offering costs relating to the initial registration of shares and include, but are not limited to, legal fees pertaining to the initial registration of shares, SEC and FINRA registration fees, initial fees paid to be listed on an exchange and other similar costs.

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

During the years ended December 31, 2013 and 2012, the Company paid approximately $1,000,000 and $500,000 in distributions to its member.

The Funds (except for USCI, CPER, USAG and USMI) and USSNG were each capitalized with $1,000, of which the Company contributed $20 and Wainwright contributed $980. The Trust was capitalized with $4,000, which was contributed solely by the Company, which is included in cash and cash equivalents in the accompanying statement of financial condition.

In addition, the Company, as General Partner or Sponsor, through no obligation to do so, has agreed to pay certain expenses, including those relating to audit expenses and tax accounting and reporting requirements normally borne by UGA, UHN, DNO, UNL, BNO, USCI, CPER, USAG, and USMI to the extent that such expenses exceed 0.15% (15 basis points) of their NAV, on an annualized basis. The Company, as General Partner or Sponsor, has no obligation to continue such payments in subsequent years.

The Company’s consolidated statements of financial condition reflects noncontrolling interests in its subsidiaries as of December 31, 2013 and 2012. A schedule of the noncontrolling interests is presented below:

united states commodity funds LLc AND SUBSIDIARies

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 3 -	Capitalization and related party transactions

	December 31,
	2013	2012

Limited partner interest in United States Short Natural
Gas Fund, LP	$-	$980

On March 8, 2012, a principle of the Company loaned $1,000,000 to the Company. The loan was due on on the earlier of March 11, 2014 or within 60 days of the launch of UAC and bears interest at a rate of 3%. The loan was subsequently repaid, including interest of approximately $9,900, on May 1, 2013.

NOTE 4 -	FAIR VALUE MEASUREMENTS

The following table summarizes the valuation of the Company’s investments at December 31, 2013 and 2012 using the fair value hierarchy:

At December 31, 2013:	Total	Level I	Level II	Level III
Investments	$159,581	$159,581	$-	$-
At December 31, 2012:	Total	Level I	Level II	Level III
Investments	$1,251,427	$1,251,427	$-	$-

Included in investments at December 31, 2012 are 40,000 shares of USMI with a fair value of approximately $1,250,000. The Company does not own any shares of USMI as of December 31, 2013.

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

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2013 and 2012 are as follows:

united states commodity funds LLc AND SUBSIDIARies

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 5 -	INCOME TAXES (concluded)

	December 31,
	2013	2012

Deferred tax liabilities	$-	$-

Deferred tax assets:
Funds' startup expenses (offering costs)	$1,454,000	$1,418,000
Unrealized losses on investments	187,000	189,000
Valuation allowance for deferred tax assets	(1,641,000)	(1,607,000)

	$-	$-

The valuation allowance increased by $34,000 and $457,000 for the years ended December 31, 2013 and 2012. The portion of the deferred tax asset shown relating to the Company’s unrealized losses on investments reported above relates to the unrealized losses on investments and is accounted for as other comprehensive loss (see Note 7).

NOTE 6 -	CONTRACTS AND AGREEMENTS

The Company, together with each of the Funds, is a party to marketing agent agreements with ALPS Distributors, Inc. (“ALPS”), a Colorado corporation, whereby ALPS provides certain marketing services for the Funds as outlined in their respective marketing agent agreements. Under the agreement dated as of March 13, 2006, as amended, whereby ALPS provides certain marketing services for USO, the Company pays ALPS a marketing fee of $425,000 per annum plus the following incentive fee: 0.00% on USO’s assets from $0 — $500 million; 0.04% on USO’s assets from $500 million — $4 billion; and 0.03% on USO’s assets in excess of $4 billion. Under the agreement dated as of April 17, 2007, whereby ALPS provides certain marketing services for UNG, and the agreement dated as of November 13, 2007, whereby ALPS provides certain marketing services for USL, the Company pays ALPS fees equal to 0.06% on each of UNG’s and USL’s assets up to $3 billion and 0.04% on each of UNG’s and USL’s assets in excess of $3 billion. Under the agreement dated as of February 15, 2008, whereby ALPS provides certain marketing services for UGA, and the agreement dated March 10, 2008 whereby ALPS provides certain marketing services for UHN, the Company pays ALPS fees equal to 0.06% on each of UGA’s and UHN’s assets up to $3 billion and 0.04% on each of UGA’s and UHN’s assets in excess of $3 billion. Under the agreement dated as of June 8, 2009, whereby ALPS provides certain marketing services for DNO and the agreement dated October 30, 2009, whereby ALPS provides certain marketing services for UNL, the Company pays ALPS fees equal to 0.06% on each of DNO’s and UNL’s assets up to $3 billion; and 0.04% on each of DNO’s and UNL’s assets in excess of $3 billion. Under the agreement dated as of March 31, 2010, whereby ALPS provides certain marketing services for BNO and the agreement dated July 22, 2010, whereby ALPS provides certain marketing services for each of USCI, CPER, USAG and USMI, the Company pays ALPS fees equal to 0.06% on each of BNO’s, USCI’s, CPER’s, USAG’s and USMI’s assets up to $3 billion; and 0.04% on each of BNO’s, USCI’s, CPER’s, USAG’s and USMI’s assets in excess of $3 billion.

united states commodity funds LLc AND SUBSIDIARies

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 6 -	CONTRACTS AND AGREEMENTS (continued)

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

The Company, as Sponsor to the Trust, has entered into an agreement with SummerHaven Asset Management, LLC (“SummerHaven”) for their services as a commodity trading advisor to each of USCI, CPER, USAG and USMI. For their services, the Company pays SummerHaven an advisory fee for USCI equal to a percentage of the average daily assets of USCI that is equal to the percentage paid to the Company by USCI minus 0.14% with that result multiplied by 0.5 minus 0.06%. The Company also pays an advisory fee for CPER, USAG and USMI equal to a percentage of the average daily assets of CPER, USAG and USMI that is equal to the percentage paid to the Company by CPER, USAG and USMI minus 0.18% with that result multiplied by 0.5 minus 0.06%. The Company also pays SummerHaven a sublicense fee for the use of the SDCI, SCITR, SDAI and SDMI. For each of USCI, CPER, USAG and USMI, the Company paid $15,000 for the calendar year 2011, plus an annual fee of 0.06% of the average daily assets of each of USCI, CPER, USAG and USMI.

Each of the Funds, with the exception of USCI, CPER, USAG and USMI, has entered into brokerage agreements pursuant to which UBS Securities LLC and RBC Capital Markets, LLC act as the futures commission merchant (the “FCM”); NewEdge USA, LLC acts as the FCM for USCI, CPER, USAG and USMI. The agreements provide that the FCM will charge commissions of approximately $7 to $8 per round-turn trade plus applicable exchange and NFA fees for futures contracts and options on futures contracts.

Each of the Funds, other than BNO, USCI, CPER, USAG and USMI, has invested primarily in futures contracts traded on the Exchange since the commencement of its operations. The Funds, other than BNO, USCI, CPER, USAG and USMI, have entered into a license agreement with the Exchange whereby the Funds were granted a non-exclusive license to use certain of the Exchange’s settlement prices and service marks. Up to October 19, 2011, the Funds, other than BNO, USCI, CPER, USAG and USMI, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined assets of the Funds and 0.02% for combined assets above $1,000,000,000. On and after October 20, 2011, the Funds, other than BNO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all assets.

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

NOTE 7 -	ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss for the years ended December 31, 2013 and 2012 are as follows:

Balance, December 31, 2011	$(499,051)

Unrealized holding losses on investments	(60,340)

Balance, December 31, 2012	(559,391)

Unrealized holding gains on investments	6,820

Balance, December 31, 2013	$(552,571)

The Company records its other comprehensive loss net of income tax expense (benefit). As of December 31, 2013 and 2012, the Company has not recorded an income tax expense or benefit associated with its accumulated other comprehensive loss (see Note 5).

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

All of the contracts currently traded by the Funds, with the exception of UNG, are exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, the Funds must rely solely on the credit of their respective individual counterparties. To the extent the Funds enter into non-exchange traded contracts, they are subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any. The Funds also have credit risk since the sole counterparty to all domestic futures contracts is the exchange clearing corporation. In addition, the Funds bear the risk of financial failure by the clearing broker.

The purchase and sale of futures and options on futures contracts require margin deposits with an FCM. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities.

united states commodity funds LLc AND SUBSIDIARies

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 8 -	OFF-BALANCE SHEET RISKS AND CONTINGENCIES (concluded)

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

The Company has securities for its own account and may incur losses if the market value of the securities decreases subsequent to December 31, 2013.

The Company has a substantial portion of its assets on deposit with banks. Assets deposited with banks are subject to credit risk. In the event of a bank's insolvency, recovery of the Company's assets on deposit may be limited to account insurance or other protection afforded such deposits. As of December 31, 2013, the Company had cash of $3,243,758 in excess of the federally insured amount of $250,000.

NOTE 9 -	SUBSEQUENT EVENTS

In accordance with FASB ASC Topic 855-10-05, the Company has performed an evaluation of subsequent events through March 26, 2014 which is the date the financial statements were available to be issued. The evaluation did not result in any items to disclose.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

UHN maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in UHN’s periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

The duly appointed officers of USCF, including its chief executive officer and chief financial officer, who perform functions equivalent to those of a principal executive officer and principal financial officer of UHN if UHN had any officers, have evaluated the effectiveness of UHN’s disclosure controls and procedures and have concluded that the disclosure controls and procedures of UHN have been effective as of the end of the period covered by this annual report on Form 10-K.

Management’s Annual Report on Internal Control Over Financial Reporting

UHN is responsible for establishing and maintaining adequate internal control over financial reporting. UHN’s internal control system is designed to provide reasonable assurance to USCF and the Board of USCF regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. USCF’s report on internal control over financial reporting is set forth above under the heading, “Management’s Annual Report on Internal Control Over Financial Reporting” in Item 8 of this annual report on Form 10-K.

Change in Internal Control Over Financial Reporting

There were no changes in UHN’s internal control over financial reporting during UHN’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, UHN’s internal control over financial reporting.

Item 9B.  Other Information.

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the CEA, each month UHN publishes an account statement for its shareholders, which includes a Statement of Income (Loss) and a Statement of Changes in Net Asset Value. The account statement is furnished to the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on UHN’s website at www.unitedstatescommodityfunds.com.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

UHN has no executive officers. Pursuant to the terms of the LP Agreement, UHN’s affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Capacity
Nicholas D. Gerber	President, Chief Executive Officer and Management Director of USCF
Howard Mah	Chief Financial Officer, Secretary, Treasurer and Management Director of USCF
Andrew F. Ngim	Management Director of USCF and Portfolio Manager
John T. Hyland	Chief Investment Officer of USCF
Carolyn M. Yu	Chief Compliance Officer of USCF
John P. Love	Senior Portfolio Manager
Ray W. Allen	Portfolio Manager
Gordon L. Ellis	Independent Director of USCF
Malcolm R. Fobes	Independent Director of USCF
Peter M. Robinson	Independent Director of USCF

Nicholas D. Gerber, 51, President and Chief Executive Officer since June 2005. Mr. Gerber co-founded USCF in 2005 and prior to that, he co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013. From August 1995 to January 2013, Mr. Gerber served as Portfolio Manager of Ameristock Mutual Fund, Inc. Mr. Gerber also served as Vice President and Chief Investment Officer of Lyon’s Gate Reinsurance Company, Ltd., from June 2003 to December 2009, which was a company that reinsured workmen’s compensation insurance. On January 11, 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF. In these roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. He has served as a Management Director of USCF since May 2005 and has been a principal of USCF listed with the CFTC and NFA since November 2005, an NFA associate member and associated person of USCF since December 2005 and a Branch Manager of USCF since May 2009. Mr. Gerber earned an MBA degree in finance from the University of San Francisco, a BA from Skidmore College and holds an NFA Series 3 registration.

Howard Mah, 49, Secretary, Chief Financial Officer and Treasurer of USCF since June 2005, May 2006 and February 2012, respectively. Mr. Mah co-founded USCF and has served as a Management Director since May 2005. He has been a principal of USCF listed with the CFTC and NFA since November 2005 and its Chief Compliance Officer from May 2006 to February 2013. Since January 2001, Mr. Mah has served as Chief Compliance Officer for Ameristock Corporation which he co-founded in March 1995; Secretary of Ameristock Mutual Fund, Inc. from June 1995 to January 2013 and its Chief Compliance Officer from August 2004 to January 2013. Mr. Mah also served as a tax and finance consultant in private practice from January 1995 to December 2013. Mr. Mah earned his MBA degree in finance from the University of San Francisco and a BEd from the University of Alberta.

Andrew F. Ngim, 53, co-founded USCF in 2005 and has served as a Management Director since May 2005.  Mr. Ngim has served as the portfolio manager for USCI, CPER, USAG and USMI since January 2013.  Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. Prior to and concurrent with his services to USCF, from January 1999 to January 2013 Mr. Ngim served as a Managing Director for Ameristock Corporation which he co-founded in March 1995 and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013.  Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005.  Mr. Ngim earned his BA from the University of California at Berkeley.

John T. Hyland, 54, Chief Investment Officer since January 2008. Mr. Hyland has also served as a portfolio manager for USCF from April 2006 until June 2012. In July 2001, Mr. Hyland founded Towerhouse Capital Management, LLC, a firm that provided portfolio management and new fund development expertise to non-U.S. institutional investors through December 2009. Since January 2010, Towerhouse Capital Management, LLC has been inactive. He has been listed with the CFTC and NFA as an associate member and associated person of USCF since December 2005, principal and swap associated person since January 2006 and August 2013, respectively. Mr. Hyland graduated from the University of California at Berkeley, holds an NFA Series 3 registration and is a CFA Charterholder.

Carolyn M. Yu, 55, Chief Compliance Officer and Associate Counsel since February 2013 and August 2011, respectively. Previously, Ms. Yu served as Branch Chief with the Securities Enforcement Branch for the State of Hawaii, Department of Commerce and Consumer Affairs from February 2008 to August 2011. She has been a principal of USCF listed with the CFTC and NFA since August 2013. Ms. Yu earned her JD from Golden Gate University School of Law and a BS in business administration from San Francisco State University.

John P. Love, 42, Senior Portfolio Manager of USCF since March 2010. Mr. Love is currently the portfolio manager of UNG, UGA, UHN and UNL. Prior to that, he was a portfolio manager for the other Related Public Funds beginning with the launch of USO in April 2006. Mr. Love has been a principal of USCF listed with the CFTC and NFA since December 2005. Mr. Love earned a BA from the University of Southern California, holds NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Ray W. Allen, 57, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of UGA, UHN and UNL from January 2008 until March 2010 and has been the portfolio manager of USO, USL, DNO and BNO since March 2010. He has been a principal of USCF listed with the CFTC and NFA since March 2009 and was an associated person of USCF from March 2008 to November 2012. Mr. Allen earned a BA in economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Gordon L. Ellis, 67, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., its Class 1 Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as a director of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc. International Absorbents, Inc. and Absorption Corp. were sold to a private investment banking firm in May 2010. Mr. Ellis served as a director of the privatized firm until May 2013 when the company was sold again. Concurrent with that, he founded and has served as Chairman of Lupaka Gold Corp. since November 2000. Between, November 2000 to May 2010, Lupaka Gold Corp. was known as Kcrok Enterprises Ltd. Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is an engineer and earned an MBA in international finance.

Malcolm R. Fobes III, 49, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a BS in finance and a minor in economics from San Jose State University in California.

Peter M. Robinson, 56, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an MBA from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: Nicholas Gerber, Melinda Gerber, the Nicholas and Melinda Gerber Living Trust, Howard Mah, Andrew Ngim, Peter Robinson, Gordon Ellis, Malcolm Fobes, John Love, John Hyland, Ray Allen, Carolyn Yu, Wainwright Holdings Inc. and Margaret Johnson. These individuals are Principals due to their positions, however, Nicholas Gerber and Melinda Gerber are also Principals due to their controlling stake in Wainwright. None of the Principals owns or has any other beneficial interest in UHN. John Love and John Hyland make trading and investment decisions for UHN. John Love and Ray Allen execute trades on behalf of UHN. In addition, Nicholas Gerber and John Hyland are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members.

Audit Committee

The Board of USCF has an audit committee which is made up of the three independent directors (Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes III). The audit committee is governed by an audit committee charter that is posted on UHN’s website at www.unitedstatescommodityfunds.com. Any shareholder of UHN may also obtain a printed copy of the audit committee charter, free of charge, by calling 1-800-920-0259. The Board has determined that each member of the audit committee meets the financial literacy requirements of the NYSE Arca and the audit committee charter. The Board has further determined that each of Messrs. Ellis and Fobes have accounting or related financial management expertise, as required by the NYSE Arca, such that each of them is considered an “Audit Committee Financial Expert” as such term is defined in Item 407(d)(5) of Regulation S-K.

Other Committees

Since the individuals who perform work on behalf of UHN are not compensated by UHN, but instead by USCF, UHN does not have a compensation committee. Similarly, since the directors noted above serve on the Board of USCF, there is no nominating committee of the Board that acts on behalf of UHN. USCF believes that it is necessary for each member of the Board to possess many qualities and skills. USCF further believes that all directors should possess a considerable amount of business management and educational experience. There have not been any vacancies on USCF’s Board since the commencement of operations of UHN in April 2008; however, if such a vacancy were to occur, the members of the Board would consider a candidate’s management experience as well as his/her background, stature, conflicts of interest, integrity and ethics. In connection with this, the Board would also consider issues of diversity, such as diversity of gender, race and national origin, education, professional experience and differences in viewpoints and skills. The Board does not have a formal policy with respect to diversity; however, the Board believes that it is essential that the Board members represent diverse viewpoints.

Corporate Governance Policy

The Board of USCF has adopted a Corporate Governance Policy that applies to UHN and the Related Public Funds. UHN has posted the text of the Corporate Governance Policy on its website at www.unitedstatescommodityfunds.com. Any shareholder of UHN may also obtain a printed copy of the Corporate Governance Policy, free of charge, by calling 1-800-920-0259.

Code of Ethics

USCF has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and also to UHN. UHN has posted the text of the Code of Ethics on its website at www.unitedstatescommodityfunds.com. Any shareholder of UHN may also obtain a printed copy of the Code of Ethics, free of charge, by calling 1-800-920-0259. UHN intends to disclose any amendments or waivers to the Code of Ethics applicable to USCF’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on its website.

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

Board Leadership Structure and Role in Risk Oversight

The Board of USCF is led by a Chairman, Nicholas Gerber, who is also the President and CEO of USCF. The Board’s responsibilities include: (i) the selection, evaluation, retention and succession of the Chief Executive Officer and the oversight of the selection and performance of other executive officers, (ii) understanding, reviewing and monitoring the implementation of strategic plans, annual operating plans and budgets, (iii) the selection and oversight of UHN’s independent auditors and the oversight of UHN’s financial statements, (iv) advising management on significant issues, (v) the review and approval of significant company actions and certain other matters, (vi) nominating directors and committee members and overseeing effective corporate governance and (vii) the consideration of other constituencies, such as USCF’s and UHN’s customers, employees, suppliers and the communities impacted by UHN. The non-management directors have designated Malcolm R. Fobes III as the presiding independent director. Mr. Fobes’ role as the presiding independent director includes presiding over each executive session of the non-management directors, facilitating communications by shareholders and employees with the non-management directors and may also include representing the non-management directors with respect to certain matters as to which the views of the non-management directors are sought pursuant to UHN’s Corporate Governance Policy.

The Board believes that Mr. Gerber is best situated to serve as Chairman of USCF because he is the director most familiar with the business of USCF, including investing in the futures contracts and other commodity interests in order to track the benchmark futures contracts of UHN and the Related Public Funds. Because of his background, he is most capable of effectively leading the discussion and execution of new strategic objectives. The independent directors of USCF are actively involved in the oversight of USCF and, because of their varied backgrounds, provide different perspectives in connection with the oversight of USCF, UHN and the Related Public Funds. USCF’s independent directors bring expertise from outside USCF and the commodities industry, while Mr. Gerber brings company-specific and industry-specific experience and expertise. The Board believes that the combined role of Chairman and Chief Executive Officer facilitates information flow between USCF and the Board, including the independent directors, which is essential to effective governance.

Risk Management

The full Board is actively involved in overseeing the management and operation of USCF, including oversight of the risks that face UHN and the Related Public Funds. For example, the Board has adopted an Investment Policy and a Policy for Use of Derivatives. The policies are intended to ensure that USCF takes prudent and careful action while entering into and managing investments taken by UHN, including Futures Contracts or Other Diesel-Heating Oil-Related Investments such as over-the-counter swap contracts. Additionally, the policies are intended to provide assurance that there is sufficient flexibility in controlling risks and returns associated with the use of investments by UHN. The policies, among other things, limit UHN’s ability to have too high of a concentration of its assets in non-exchange traded futures contracts or cleared swap contracts or concentrating its investments in too few counterparties, absent prior approval from the Board. Existing counterparties are reviewed periodically by the Board to ensure that they continue to meet the criteria outlined in the policies. The Board tasks USCF with assessing risks, including market risk, credit risk, liquidity risk, cash flow risk, basis risk, legal and tax risk, settlement risk, and operational risk.

The Board also determines compensation payable to employees of USCF, including the portfolio managers of each of UHN and the Related Public Funds. The compensation of certain employees of USCF is, in part, based on the amount of assets under management by UHN and the Related Public Funds. The Board feels that compensating certain employees, in part, based on the amount of assets under management is appropriate since having more assets in a fund generally reflects that investors perceive the fund’s investment objective is being met. There are certain risks that may arise as a result of a growth in assets under management. For example, if position limits are imposed on UHN and the assets under management continue to increase, then UHN may not be able to invest solely in the Benchmark Futures Contract and may have to invest in Other Diesel-Heating Oil-Related Interests as it seeks to track its benchmark. Other Futures Contracts in which UHN may invest may not track changes in the price of the Benchmark Futures Contract. Other Diesel-Heating Oil-Related Interests, including over-the-counter swap contracts, may also expose UHN to increased counterparty credit risk and may be less liquid and more difficult to value than Futures Contracts. UHN and the Related Public Funds ameliorate the potential credit, liquidity and valuation risks by fully collateralizing any over-the-counter swap contracts or other investments. In making compensation decisions, the Board considers whether a compensation arrangement would expose UHN or the Related Public Funds to additional risks and whether the risks posed by such arrangement are consistent with the best interests of UHN’s investors.

Other Information

In addition to the certifications of the Chief Executive Officer and Chief Financial Officer of USCF filed or furnished with this annual report on Form 10-K regarding the quality of UHN’s public disclosure, UHN will submit, within 30 days after filing this annual report on Form 10-K, to the NYSE Arca a certification of the Chief Executive Officer of USCF certifying that he is not aware of any violation by UHN of NYSE Arca corporate governance listing standards.

Item 11.  Executive Compensation.

Compensation to USCF and Other Compensation

UHN does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of UHN and other entities controlled by USCF. UHN does not reimburse USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. UHN pays fees to USCF pursuant to the LP Agreement under which it is obligated to pay USCF an annualized fee of 0.60% of its average daily net assets. For 2013, UHN accrued aggregate management fees of $38,103.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2013 by the directors of USCF. UHN’s portion of the aggregate fees paid to the directors for the year ended December 31, 2013 was $768.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None of the directors or executive officers of USCF own any shares of UHN. In addition, UHN is not aware of any 5% holder of its shares.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

UHN has and will continue to have certain relationships with USCF and its affiliates. However, there have been no direct financial transactions between UHN and the directors or officers of USCF that have not been disclosed herein. See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Any transaction with a related person that must be disclosed in accordance with SEC Regulation S-K item 404(a), including financial transactions by UHN with directors or executive officers of USCF or holders of beneficial interests in USCF or UHN of more than 5%, will be subject to the provisions regarding “Resolutions of Conflicts of Interest; Standard of Care” as set forth in Section 7.7 of the LP Agreement and will be reviewed and approved by the audit committee of the Board of USCF.

Director Independence

In February 2014, the Board undertook a review of the independence of the directors of USCF and considered whether any director has a material relationship or other arrangement with USCF, UHN, or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14.  Principal Accountant Fees and Services.

The fees for services billed to UHN by its independent auditors for the last two fiscal years are as follows:

	2013	2012
Audit fees	$25,000	$25,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$25,000	$25,000

Audit fees consist of fees paid to Spicer Jeffries LLP for (i) the audit of UHN’s annual financial statements included in the annual report on Form 10-K, and review of financial statements included in the quarterly reports on Form 10-Q and certain of UHN’s current reports on Form 8-K; (ii) the audit of UHN’s internal control over financial reporting included in the annual report on Form 10-K; and (iii) services that are normally provided by the Independent Registered Public Accountants in connection with statutory and regulatory filings of registration statements.

Tax fees consist of fees paid to Spicer Jeffries LLP for professional services rendered in connection with tax compliance and partnership income tax return filings.

The audit committee has established policies and procedures which are intended to control the services provided by UHN’s independent auditors and to monitor their continuing independence. Under these policies and procedures, no audit or permitted non-audit services (including fees and terms thereof), except for the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, may be undertaken by UHN’s independent auditors unless the engagement is specifically pre-approved by the audit committee. The audit committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals must be presented to the full audit committee at its next scheduled meeting.

Part IV

Item 15.  Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 61.
2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1(1)	Certificate of Amendment of Certificate of Limited Partnership of the Registrant.
3.2(2)	Second Amended and Restated Agreement of Limited Partnership.
3.3(3)	Fifth Amended and Restated Limited Liability Company Agreement of USCF.
10.1(4)	Form of Initial Authorized Purchaser Agreement.
10.2(5)	Marketing Agent Agreement.
10.3(6)	Amendment Agreement to the Marketing Agent Agreement.
10.4(2)	Second Amendment Agreement to the Marketing Agent Agreement.
10.5(7)	License Agreement.
10.6(8)	Third Amendment to License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
10.7(9)	Custodian Agreement.
10.8(10)	Amendment Agreement to the Custodian Agreement.
10.9(6)	Second Amendment Agreement to the Custodian Agreement.
10.10(9)	Administrative Agency Agreement.
10.11(10)	Amendment Agreement to the Administrative Agency Agreement.
10.12(6)	Second Amendment Agreement to the Administrative Agency Agreement.
10.13(11)	Form of United States Commodity Funds LLC Director Deferred Compensation Agreement.
14.1(12)	Code of Ethics.
31.1(12)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(12)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(12)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(12)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
99.1(1)	Customer Agreement for Futures Contracts.
101.INS(13)	XBRL Instance Document.
101.SCH(13)	XBRL Taxonomy Extension Schema.
101.CAL(13)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF(13)	XBRL Taxonomy Extension Definition Linkbase.
101.LAB(13)	XBRL Taxonomy Extension Label Linkbase.
101.PRE(13)	XBRL Taxonomy Extension Presentation Linkbase.
(1)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-162718) filed on July 23, 2012.
(2)	Incorporated by reference to Registrant’s Annual Report on 10-K for the year ended December 31, 2012, filed on March 26, 2013.
(3)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year ended December 31, 2012, filed on March 28, 2012.
(4)	Incorporated by reference to Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-142211) filed on February 15, 2008.
(5)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-162718) filed on October 28, 2009.
(6)	Incorporated by Reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012, filed on August 14, 2012.
(7)	Incorporated by reference to United States Natural Gas Fund, LP’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007, filed on June 1, 2007.
(8)	Incorporated by referent to the Registrant’s Current Report on Form 8-K, filed on October 24, 2011.
(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009, filed on November 16, 2009.

(10)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 31, 2009.
(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on April 1, 2010.
(12)	Filed herewith.
(13)	In accordance with Rule 402 of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

Date: March 26, 2014

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: March 26, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Management Director	March 26, 2014
Nicholas D. Gerber

/s/ Howard Mah	Management Director	March 26, 2014
Howard Mah

/s/ Andrew Ngim	Management Director	March 26, 2014
Andrew Ngim

/s/ Peter M. Robinson	Independent Director	March 26, 2014
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	March 26, 2014
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	March 26, 2014
Malcolm R. Fobes III

