Form 10-Q
period 2014-03-31
United States Diesel-Heating Oil Fund, LP
filed 2014-05-15
CIK 1396877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2014.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34016

United States Diesel-Heating Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-8837345
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐   Yes  ☒   No

UNITED STATES DIESEL-HEATING OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

United States Diesel-Heating Oil Fund, LP

Condensed Statements of Financial Condition

At March 31, 2014 (Unaudited) and December 31, 2013

	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents (Notes 2 and 5)	$4,356,337	$4,441,883
Equity in trading accounts:
Cash and cash equivalents	317,030	156,450
Unrealized gain on open commodity futures contracts	86,352	169,205
Receivable from General Partner (Note 3)	30,167	100,808
Dividend receivable	75	73
Other assets	215,084	216,419

Total assets	$5,005,045	$5,084,838

Liabilities and Partners' Capital
Professional fees payable	$31,140	$110,318
General Partner management fees payable (Note 3)	2,551	2,512
Brokerage commissions payable	177	177
Other liabilities	382	421

Total liabilities	34,250	113,428

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	–	–
Limited Partners	4,970,795	4,971,410
Total Partners' Capital	4,970,795	4,971,410

Total liabilities and partners' capital	$5,005,045	$5,084,838

Limited Partners' shares outstanding	150,000	150,000
Net asset value per share	$33.14	$33.14
Market value per share	$33.31	$33.03

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2014

	Number of Contracts	Unrealized Gain on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Heating Oil Futures HO May 2014 contracts, expiring April 2014*	40	$86,352	1.74

	Principal	Market
	Amount	Value
Cash Equivalents
United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	$1,400,158	$1,400,158	28.17
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	1,801,936	1,801,936	36.25
Total Money Market Funds		$3,202,094	64.42
Total Cash Equivalents		$3,202,094	64.42

* Collateral amounted to $317,030 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2014 and 2013

	Three months ended March 31, 2014	Three months ended March 31, 2013
Income
Gain (loss) on trading of commodity futures
contracts:
Realized gain (loss) on closed positions	$93,362	$(11,798)
Change in unrealized loss on open positions	(82,853)	(99,590)
Dividend income	215	254
Interest income	87	265

Total income (loss)	10,811	(110,869)

Expenses
Professional fees	31,140	24,816
General Partner management fees (Note 3)	7,364	10,059
Brokerage commissions	782	1,052
Other expenses	2,307	2,394

Total expenses	41,593	38,321

Expense waiver (Note 3)	(30,167)	(22,308)

Net expenses	11,426	16,013

Net loss	$(615)	$(126,882)
Net loss per limited partnership share	$(0.00)*	$(0.64)
Net loss per weighted average limited partnership share	$(0.00)*	$(0.63)
Weighted average limited partnership shares outstanding	150,000	200,000

*Amount to less than $0.005.

See accompanying notes to condensed financial statements.

4

United States Diesel-Heating Oil Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the three months ended March 31, 2014

	General Partner	Limited Partners	Total

Balances, at December 31, 2013	$–	$4,971,410	$4,971,410
Net loss	–	(615)	(615)

Balances, at March 31, 2014	$–	$4,970,795	$4,970,795

Net Asset Value Per Share:
At December 31, 2013			$33.14
At March 31, 2014			$33.14

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2014 and 2013

	Three months ended March 31, 2014	Three months ended March 31, 2013
Cash Flows from Operating Activities:
Net loss	$(615)	$(126,882)
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(160,580)	30,795
Unrealized loss on open futures contracts	82,853	99,590
Decrease in receivable from General Partner	70,641	65,666
(Increase) decrease in dividend receivable	(2)	3
Decrease in other assets	1,335	1,390
Decrease in professional fees payable	(79,178)	(75,395)
Increase (decrease) in General Partner management fees payable	39	(38)
Increase (decrease) in other liabilities	(39)	12
Net cash used in operating activities	(85,546)	(4,859)

Net Decrease in Cash and Cash Equivalents	(85,546)	(4,859)

Cash and Cash Equivalents, beginning of period	4,441,883	5,938,635
Cash and Cash Equivalents, end of period	$4,356,337	$5,933,776

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2014 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Diesel-Heating Oil Fund, LP (formerly, the United States Heating Oil Fund, LP) (“UHN”) was organized as a limited partnership under the laws of the state of Delaware on April 13, 2007. UHN is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, UHN’s shares traded on the American Stock Exchange (the “AMEX”). UHN will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership, as amended March 1, 2013 (the “LP Agreement”). The investment objective of UHN is for the daily changes in daily percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the price of heating oil (also known as No. 2 fuel oil) for delivery to the New York harbor, as measured by the daily changes in the price of the futures contract for heating oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less UHN’s expenses. It is not the intent of UHN to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of heating oil or any particular futures contract based on heating oil. It is not the intent of UHN to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of UHN, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Diesel-Heating Oil-Related Investments (as defined below). UHN accomplishes its objective through investments in futures contracts for heating oil, crude oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other diesel-heating oil-related investments such as cash-settled options on Futures Contracts, forward contracts for diesel-heating oil and over-the-counter transactions that are based on the price of diesel-heating oil, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Diesel-Heating Oil-Related Investments”). As of March 31, 2014, UHN held 40 Futures Contracts for heating oil traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures.

UHN commenced investment operations on April 9, 2008 and has a fiscal year ending on December 31. USCF is responsible for the management of UHN. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005 and a swaps firm on August 8, 2013. USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”) and the United States Gasoline Fund, LP (“UGA”), which listed their limited partnership shares on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UGA” on February 26, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, UNG’s, USL’s and UGA’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“DNO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the United States Metals Index Fund (“USMI”), each a series of the United States Commodity Index Funds Trust. USCI, CPER, USAG and USMI listed their shares on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011, “USAG” on April 13, 2012 and “USMI” on June 19, 2012, respectively. All funds listed previously are referred to collectively herein as the “Related Public Funds.”

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

The applicable transaction fee paid by Authorized Purchasers is $350 to UHN for each order they place to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”). Shares may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Shares purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per share NAV of UHN but rather at market prices quoted on such exchange.

In April 2008, UHN initially registered 10,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 9, 2008, UHN listed its shares on the AMEX under the ticker symbol “UHN”. On that day, UHN established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. UHN also commenced investment operations on April 9, 2008 by purchasing Futures Contracts traded on the NYMEX based on heating oil. As a result of the acquisition of the AMEX by NYSE Euronext, UHN commenced trading on the NYSE Arca on November 25, 2008. As of March 31, 2014, UHN had registered a total of 60,000,000 shares.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in conformity with GAAP as detailed in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification.  UHN is an investment company and follows the accounting and reporting guidance in FASB Topic 946.

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

In accordance with GAAP, UHN is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UHN files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UHN is not subject to income tax return examinations by major taxing authorities for years before 2010. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UHN recording a tax liability that reduces net assets. However, UHN’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UHN recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2014.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 50,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

UHN receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in UHN’s condensed statements of financial condition as receivable for shares sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for shares redeemed.

Authorized Purchasers pay UHN a fee of $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2014.

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

Ongoing Registration Fees and Other Offering Expenses

UHN pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2014 and 2013, UHN incurred $1,800 and $1,800, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

UHN is responsible for paying its portion of the directors’ and officers’ liability insurance for UHN and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UHN and the Related Public Funds. UHN shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2014 are estimated to be a total of $560,625 for UHN and the Related Public Funds.

Licensing Fees

As discussed in Note 4 below, UHN entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UHN and the Related Public Funds, other than BNO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2014 and 2013, UHN incurred $184 and $252, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UHN’s audit expenses and tax accounting and reporting requirements are paid by UHN. These costs are estimated to be $75,000 for the year ending December 31, 2014.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UHN pays all brokerage fees and other expenses in connection with the operation of UHN, excluding costs and expenses paid by USCF as outlined in Note 4 below. USCF has voluntarily agreed to pay certain expenses normally borne by UHN to the extent that such expenses exceed 0.15% (15 basis points) of UHN’s NAV, on an annualized basis, through at least June 30, 2014. USCF has no obligation to continue such payments into subsequent periods. For the three months ended March 31, 2014, USCF waived $30,167 of UHN’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4.

NOTE 4 — CONTRACTS AND AGREEMENTS

UHN is party to a marketing agent agreement, dated as of March 10, 2008, as amended from time to time, with the Marketing Agent and USCF, whereby the Marketing Agent provides certain marketing services for UHN as outlined in the agreement. The fee of the Marketing Agent, which is borne by USCF, is equal to 0.06% on UHN’s assets up to $3 billion and 0.04% on UHN’s assets in excess of $3 billion. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution related services exceed 10% of the gross proceeds of UHN’s offering.

The above fee does not include website construction and development, which are borne by USCF.

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

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to UHN and each of the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of the Related Public Funds’ combined net assets, (b) 0.0465% for the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once the Related Public Funds’ combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also pays transaction fees ranging from $7 to $15 per transaction.

On October 8, 2013, UHN entered into a brokerage agreement with RBC Capital Markets, LLC (“RBC Capital” or “RBC”) to serve as UHN’s futures commission merchant (“FCM”), effective October 10, 2013. Prior to October 10, 2013, the FCM was UBS Securities LLC (“UBS Securities”).  The agreements require RBC Capital and UBS Securities to provide services to UHN in connection with the purchase and sale of Futures Contracts and Other Diesel-Heating Oil-Related Investments that may be purchased and sold by or through RBC Capital and/or UBS Securities for UHN’s account. In accordance with each agreement, RBC Capital and UBS Securities charge UHN commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when UHN issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when UHN redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UHN also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Diesel-Heating Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the three months ended March 31, 2014, total commissions accrued to brokers amounted to $782. All of this amount was a result of rebalancing costs. By comparison, during the three months ended March 31, 2013, total commissions accrued to brokers amounted to $1,052. All of this amount was a result of rebalancing costs. The decrease in the total commissions accrued to brokers for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, was primarily due to UHN’s smaller size in terms of net assets during the three months ended March 31, 2014. As an annualized percentage of average daily total net assets, the figure for the three months ended March 31, 2014 represents approximately 0.06% of average daily total net assets. By comparison, the figure for the three months ended March 31, 2013 represented approximately 0.07% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

UHN may enter into futures contracts and options on futures contracts to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are over-the-counter agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear Europe, but which are not traded on an exchange. A cleared swap is created when the parties to an off-exchange over-the-counter swap transaction agree to extinguish their over-the-counter contract and replace it with a cleared swap. Cleared swaps are intended to provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties.

The purchase and sale of futures contracts and options on futures contracts require margin deposits with a futures commission merchant. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a futures commission merchant to segregate all customer transactions and assets from the futures commission merchant’s proprietary activities.

Futures contracts, options on futures contracts and cleared swaps involve, to varying degrees, elements of market risk (specifically commodity price risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure UHN has in the particular classes of instruments. Additional risks associated with the use of futures contracts are an imperfect correlation between movements in the price of the futures contracts and the market value of the underlying securities and the possibility of an illiquid market for a futures contract.

All of the futures contracts held by UHN were exchange-traded through March 31, 2014. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UHN were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UHN has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UHN bears the risk of financial failure by the clearing broker.

UHN’s cash and other property, such as Treasuries, deposited with a futures commission merchant are considered commingled with all other customer funds, subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a futures commission merchant could result in the complete loss of UHN’s assets posted with that futures commission merchant; however, the majority of UHN’s assets are held in Treasuries, cash and/or cash equivalents with UHN’s custodian and would not be impacted by the insolvency of a futures commission merchant. The failure or insolvency of UHN’s custodian however, could result in a substantial loss of UHN’s assets.

USCF invests a portion of UHN’s cash in money market funds that seek to maintain a stable per share NAV. UHN is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2014 and December 31, 2013, UHN held investments in money market funds in the amounts of $3,202,094 and $3,202,094, respectively. UHN also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of March 31, 2014 and December 31, 2013, UHN held cash deposits and investments in Treasuries in the amounts of $1,471,273 and $1,396,239, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should UHN’s custodian and/or futures commission merchant cease operations.

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

UHN’s policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting controls and procedures. In addition, UHN has a policy of requiring review of the credit standing of each broker or counterparty with which it conducts business. The financial instruments held by UHN are reported in its condensed statements of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2014 and 2013 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended March 31, 2014 (Unaudited)	For the three months ended March 31, 2013 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$33.14	$33.77
Total income (loss)	0.08	(0.56)
Net expenses	(0.08)	(0.08)
Net increase (decrease) in net asset value	0.00	(0.64)
Net asset value, end of period	$33.14	$33.13

Total Return	0.00%	(1.90)%

Ratios to Average Net Assets
Total income (loss)	0.22%	(1.63)%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	2.79%	1.69%
Expenses waived*	(2.46)%	(1.33)%
Net expenses excluding management fees*	0.33%	0.36%
Net loss	(0.01)%	(1.87)%

*  Annualized

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from UHN.

NOTE 7 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table summarizes the valuation of UHN’s securities at March 31, 2014 using the fair value hierarchy:

At March 31, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$3,202,094	$3,202,094	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	86,352	86,352	—	—

During the three months ended March 31, 2014, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UHN’s securities at December 31, 2013 using the fair value hierarchy:

At December 31, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$3,202,094	$3,202,094	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	169,205	169,205	—	—

During the year ended December 31, 2013, there were no transfers between Level I and Level II.

Effective January 1, 2009, UHN adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2014	Fair Value At December 31, 2013
Futures - Commodity Contracts	Assets	$86,352	$169,205

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended March 31, 2014		For the three months ended March 31, 2013
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized gain (loss) on closed positions	$93,362		$(11,798)

	Change in unrealized loss on open positions		$(82,853)		$(99,590)

NOTE 8 — SUBSEQUENT EVENTS

UHN has performed an evaluation of subsequent events through the date the condensed financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Effective as of August 1, 2012, the United States Heating Oil Fund, LP was renamed the United States Diesel-Heating Oil Fund, LP (“UHN”). No other change, aside from the change of the name and the designated CUSIP number, has been made to UHN. The following discussion should be read in conjunction with the condensed financial statements and the notes thereto of UHN included elsewhere in this quarterly report on Form 10-Q.

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

UHN has based the forward-looking statements included in this quarterly report on Form 10-Q on information available to it on the date of this quarterly report on Form 10-Q, and UHN assumes no obligation to update any such forward-looking statements. Although UHN undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that UHN may make directly to them or through reports that UHN in the future files with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Introduction

UHN, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of UHN is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the price of heating oil, as measured by the daily changes in the price of the futures contract for heating oil (also known as No. 2 fuel oil), for delivery to the New York harbor, traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), less UHN’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. It is not the intent of UHN to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of heating oil or any particular futures contract based on heating oil. It is not the intent of UHN to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. The general partner of UHN, United States Commodity Funds LLC (“USCF”), believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Diesel-Heating Oil-Related Investments (as defined below).

UHN invests in futures contracts for heating oil, crude oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other diesel-heating oil-related investments such as cash-settled options on Futures Contracts, forward contracts for diesel-heating oil, cleared swap contracts and over-the-counter transactions that are based on the price of diesel-heating oil, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Diesel-Heating Oil-Related Investments”). For convenience and unless otherwise specified, Futures Contracts and Other Diesel-Heating Oil-Related Investments collectively are referred to as “Diesel-Heating Oil Interests” in this quarterly report on Form 10-Q.

UHN seeks to achieve its investment objective by investing in a combination of Futures Contracts and Other Diesel-Heating Oil-Related Investments such that daily changes in its per share NAV, measured in percentage terms, will closely track the daily changes in the price of the Benchmark Futures Contract, also measured in percentage terms. USCF believes the daily changes in the price of the Benchmark Futures Contract have historically exhibited a close correlation with the daily changes in the spot price of heating oil. It is not the intent of UHN to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of heating oil or any particular futures contract based on heating oil. It is not the intent of UHN to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Diesel-Heating Oil-Related Investments.

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for any one-month in the Benchmark Futures Contract is 5,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts for investments in futures contracts for heating oil. In addition, ICE Futures maintains the same accountability levels, position limits and monitoring authority for its heating oil contract as the NYMEX. If UHN and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contracts for diesel-heating oil, the NYMEX and ICE Futures will monitor UHN’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UHN and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UHN could be ordered to reduce its aggregate net position back to the accountability level. As of March 31, 2014, UHN held 40 Heating Oil Futures HO Contracts traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures. For the three months ended March 31, 2014, UHN did not exceed accountability levels imposed by the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UHN will run up against such position limits because UHN’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the three months ended March 31, 2014, UHN did not exceed any position limits imposed by the NYMEX and the ICE Futures.

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

On November 5, 2013, the CFTC proposed a rulemaking that would establish specific limits on speculative positions in 28 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”). On the same date, the CFTC proposed another rule addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Proposed Aggregation Requirements”). Specifically, the Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (“DCMs”) and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: over-the-counter (“OTC”), DCMs, SEFs as well as non-U.S. located platforms. Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, UHN may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Proposed Aggregation Requirements may affect UHN, but it may be substantial and adverse. By way of example, the Proposed Aggregation Requirements in combination with the Position Limit Rules may negatively impact the ability of UHN to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of UHN. See “Commodity Interest Markets – Regulation” in this quarterly report on Form 10-Q for additional information.

Based on its current understanding of the final position limit regulations, USCF does not anticipate significant negative impact on the ability of UHN to achieve its investment objective.

“Swap” Transactions

The Dodd-Frank Act imposes new regulatory requirements on certain “swap” transactions that UHN is authorized to engage in that may ultimately impact the ability of UHN to meet its investment objective. On August 13, 2012, the CFTC and the SEC published joint final rules defining the terms “swap” and “security-based swap.” The term “swap” is broadly defined to include various types of over-the-counter derivatives, including swaps and options. The effective date of these final rules was October 12, 2012.

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations or “derivative clearing organizations” (“DCOs”), if the CFTC mandates the central clearing of a particular contract. On November 28, 2012, the CFTC issued its final clearing determination requiring that certain credit default swaps and interest rate swaps be cleared by registered DCOs. This is the CFTC’s first clearing determination under the Dodd-Frank Act and became effective on February 11, 2013. Beginning on March 11, 2013, “swap dealers,” “major swap participants” and certain active funds were required to clear certain credit default swaps and interest rate swaps; and beginning on June 10, 2013, commodity pools, certain private funds and entities predominantly engaged in financial activities were required to clear the same types of swaps. As a result, if UHN enters into or has entered into certain interest rate and credit default swaps on or after June 10, 2013, such swaps will be required to be centrally cleared. Determination on other types of swaps are expected in the future, and, when finalized, could require UHN to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the clearing organization, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.”

The Dodd-Frank Act also requires that certain swaps determined to be available to trade on a SEF must be executed over such a facility. On June 5, 2013, the CFTC published a final rule regarding the obligations of SEFs, including the obligation for facilities offering multiple person execution services to register as a SEF by October 2, 2013. Based upon applications filed by several SEFs with the CFTC, the CFTC has determined that certain interest rate swaps are available to trade on SEFs and beginning on February 15, 2014, certain interest rate swaps and credit default index swaps must be executed on a SEF.

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

On November 14, 2013, the CFTC published final regulations that require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for futures commission merchants (“FCMs”). The rules are intended to afford greater assurances to market participants that customer segregated funds and secured amounts are protected, customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business, FCMs are monitoring and managing risks in a robust manner, the capital and liquidity of FCMs are strengthened to safeguard the continued operations and the auditing and examination programs of the CFTC and the self-regulatory organizations are monitoring the activities of FCMs in a thorough manner.

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

As the regulatory requirements are constantly evolving, it is difficult to predict the effect any regulatory changes may have on UHN.

Price Movements

Diesel-heating oil futures prices were volatile during the three months ended March 31, 2014 and ended lower than the start of the period. The price of the Benchmark Futures Contract started the period at $ 3.0652 per gallon. It hit a peak on February 20, 2014 at a price of $3.0834 per gallon. The low of the period was on March 17, 2014, when the price dropped to $2.8908 per gallon. The period ended with the Benchmark Futures Contract at $2.9298 per gallon, a decrease of approximately 4.42% over the period. UHN’s per share NAV began the period at $33.14 and ended the period at $33.14 on March 31, 2014, which neither increased nor decreased over the period. UHN’s per share NAV reached its high for the period on February 20, 2014 at $34.75 and reached its low for the period on January 9, 2014 at $31.57. The Benchmark Futures Contract prices listed above began with the February 2014 contract and ended with the May 2014 contract. The decrease of approximately 4.42% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UHN seeks to track, which are more fully described below in the section titled “Tracking UHN’s Benchmark.”

During the three months ended March 31, 2014, the diesel-heating oil futures market was in a state of backwardation. During periods of backwardation, the near month Futures Contract is typically higher than the price of the next month Futures Contract, or contracts further away from expiration. When the market is in a state of contango, the near month Futures Contract is typically lower than the price of the next month Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Diesel-Heating Oil Futures Prices and the Impact on Total Returns” below.

Valuation of Futures Contracts and the Computation of the Per Share NAV

The per share NAV of UHN’s shares is calculated once each NYSE Arca trading day. The per share NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. UHN’s administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other UHN investments, including ICE Futures contracts or other futures contracts, as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time.

Results of Operations and the Diesel-Heating Oil Market

Results of Operations. On April 9, 2008, UHN listed its shares on the American Stock Exchange (the “AMEX”) under the ticker symbol “UHN.” On that day, UHN established its initial offering price at $50.00 per share and issued 200,000 shares to the initial authorized purchaser in exchange for $10,000,000 in cash. As a result of the acquisition of the AMEX by NYSE Euronext, UHN’s shares no longer trade on the AMEX and commenced trading on the NYSE Arca on November 25, 2008.

Since its initial offering of 10,000,000 shares, UHN has registered one subsequent offering of its shares: 50,000,000 shares which were registered with the SEC on April 30, 2010. Shares offered by UHN in the subsequent offering were sold by it for cash at the shares’ per share NAV as described in the applicable prospectus. As of March 31, 2014, UHN had issued 1,000,000 shares, 150,000 of which were outstanding. As of March 31, 2014, there were 59,000,000 shares registered but not yet issued.

More shares may have been issued by UHN than are outstanding due to the redemption of shares. Unlike funds that are registered under the Investment Company Act of 1940, as amended, shares that have been redeemed by UHN cannot be resold by UHN. As a result, UHN contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of March 31, 2014, UHN had the following authorized purchasers: Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse USA LLC, Deutsche Bank Securities Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., NewEdge USA LLC, Nomura Securities International Inc., RBC Capital Markets Corporation, SG Americas Securities LLC and Virtu Financial Capital Markets.

For the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

As of March 31, 2014, the total unrealized gain on Futures Contracts owned or held on that day was $86,352 and UHN established cash deposits and investments in short term obligations of the United States of two years or less (“Treasuries”) and money market funds that were equal to $4,673,367. UHN held 93.22% of its cash assets in overnight deposits and investments in money market funds at its custodian bank, while 6.78% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased at the FCM. The ending per share NAV on March 31, 2014 was $33.14.

By comparison, as of March 31, 2013, the total unrealized gain on Futures Contracts owned or held on that day was $74,038 and UHN established cash deposits and investments in Treasuries and money market funds that were equal to $6,336,929. UHN held 93.64% of its cash assets in overnight deposits and investments in money market funds at its custodian bank, while 6.36% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased at the FCM. The decrease in cash assets in overnight deposits and investments in Treasuries and money market funds for March 31, 2014, as compared to March 31, 2013, was primarily the result of UHN’s smaller size on March 31, 2014. The ending per share NAV on March 31, 2013 was $33.13. The increase in the per share NAV for March 31, 2014, as compared to March 31, 2013, was a result of the effect of backwardation and the income earned on the portfolio’s collateral between March 31, 2013 and March 31, 2014.

Portfolio Expenses. UHN’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that UHN pays to USCF is calculated as a percentage of the total net assets of UHN. UHN pays USCF a management fee of 0.60% of its average daily total net assets. The fee is accrued daily and paid monthly.

During the three months ended March 31, 2014, the average daily total net assets of UHN were $4,977,690. The management fee incurred by UHN during the period amounted to $7,364. By comparison, during the three months ended March 31, 2013, the average daily total net assets of UHN were $6,799,023. The management fee paid by UHN during the period amounted to $10,059.

In addition to the management fee, UHN pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its shares subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for the three months ended March 31, 2014 was $34,229, as compared to $28,262 for the three months ended March 31, 2013. The increase in gross total expenses excluding management fees for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was primarily due to increased tax reporting, audit, licensing and other fees during the three months ended March 31, 2014 relative to the prior period. UHN incurred $1,800 in ongoing registration fees and other expenses relating to the registration and offering of additional shares for each of the three months ended March 31, 2014 and 2013. During the three months ended March 31, 2014 and 2013, an expense waiver was in effect which offset certain of the expenses incurred by UHN. The total amount of the expense waiver was $30,167 for the three months ended March 31, 2014 and $22,308 for the three months ended March 31, 2013. For the three months ended March 31, 2014 and 2013, the expenses of UHN, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $41,593 and $38,321, respectively, and after allowance for the expense waiver, totaled $11,426 and $16,013, respectively.

UHN is responsible for paying its portion of the directors’ and officers’ liability insurance of UHN and the United States Oil Fund, LP, the United States Natural Gas Fund, LP, the United States 12 Month Oil Fund, LP, the United States Gasoline Fund, LP, the United States Short Oil Fund, LP, the United States 12 Month Natural Gas Fund, LP, the United States Brent Oil Fund, LP, the United States Commodity Index Fund, the United States Copper Index Fund, the United States Agriculture Index Fund and the United States Metals Index Fund (collectively, the “Related Public Funds”) and the fees and expenses of the independent directors who also serve as audit committee members of UHN and the Related Public Funds. UHN shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2014 are estimated to be a total of $560,625 for UHN and the Related Public Funds. By comparison, for the year ended December 31, 2013, these fees and expenses amounted to a total of $555,465 for UHN and the Related Public Funds. UHN’s portion of such fees and expenses for the year ended December 31, 2013 was $1,370.

UHN also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Diesel-Heating Oil-Related Investments or Treasuries. During the three months ended March 31, 2014, total commissions accrued to brokers amounted to $782. All of this amount was a result of rebalancing costs. By comparison, during the three months ended March 31, 2013, total commissions accrued to brokers amounted to $1,052. All of this amount was a result of rebalancing costs. The decrease in the total commissions accrued to brokers for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, was primarily due to UHN’s smaller average size in terms of net assets during the three months ended March 31, 2014. As an annualized percentage of average daily total net assets, the figure for the three months ended March 31, 2014 represents approximately 0.06% of average daily total net assets. By comparison, the figure for the three months ended March 31, 2013 represented approximately 0.07% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with UHN’s audit expenses and tax accounting and reporting requirements are paid by UHN. These costs are estimated to be $75,000 for the year ending December 31, 2014. USCF has voluntarily agreed to pay certain expenses normally borne by UHN to the extent that such expenses exceed 0.15% (15 basis points) of UHN’s NAV, on an annualized basis, through at least June 30, 2014. USCF has no obligation to continue such payments into subsequent periods. For the three months ended March 31, 2014, USCF waived $30,167 of UHN’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

Dividend and Interest Income. UHN seeks to invest its assets such that it holds Futures Contracts and Other Diesel-Heating Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require UHN to pay the full amount of the contract value at the time of purchase, but rather require UHN to post an amount as a margin deposit against the eventual settlement of the contract. As a result, UHN retains an amount that is approximately equal to its total net assets, which UHN invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with UHN’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended March 31, 2014, UHN earned $302 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on UHN’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.02%. UHN purchased Treasuries during the three months ended March 31, 2014 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended March 31, 2013, UHN earned $519 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on UHN’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. UHN purchased Treasuries during the three months ended March 31, 2013 and also held cash and/or cash equivalents during this time period. Average interest rates earned on short-term investments held by UHN, including cash, cash equivalents and Treasuries, were similar during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. As a result, the amount of income earned by UHN as a percentage of average daily total net assets was similar during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Tracking UHN’s Benchmark

USCF seeks to manage UHN’s portfolio such that changes in its average daily per share NAV, on a percentage basis, closely track the daily changes in the average price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30-valuation days, the average daily change in UHN’s per share NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-valuation day time period was 0.5% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per share NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). UHN’s portfolio management goals do not include trying to make the nominal price of UHN’s per share NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for diesel-heating oil. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Futures Contracts.

For the 30-valuation days ended March 31, 2014, the simple average daily change in the Benchmark Futures Contract was (0.079)%, while the simple average daily change in the per share NAV of UHN over the same time period was (0.082)%. The average difference was (0.003)% (or (0.03) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in tracking by the per share NAV was (4.234)%, meaning that over this time period UHN’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UHN’s shares to the public on April 9, 2008 to March 31, 2014, the simple average daily change in the Benchmark Futures Contract was (0.005)%, while the simple average daily change in the per share NAV of UHN over the same time period was (0.008)%. The average daily difference was 0.002% (or 0.02 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.972)%, meaning that over this time period UHN’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in UHN’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes for the last 30 valuation days ended March 31, 2014; the second graph measures monthly changes from March 31, 2009 through March 31, 2014.

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

For the three months ended March 31, 2014, the actual total return of UHN as measured by changes in its per share NAV was 0.00%. This is based on an initial per share NAV of $33.14 as of December 31, 2013 and an ending per share NAV as of March 31, 2014 of $33.14. During this time period, UHN made no distributions to its shareholders. However, if UHN’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UHN would have had an estimated per share NAV of $33.23 as of March 31, 2014, for a total return over the relevant time period of 0.27%. The difference between the actual per share NAV total return of UHN of 0.00% and the expected total return based on the Benchmark Futures Contract of 0.27% was an error over the time period of (0.27)%, which is to say that UHN’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that UHN pays, offset in part by the income that UHN collects on its cash and cash equivalent holdings. During the three months ended March 31, 2014, UHN earned dividend and interest income of $302, which is equivalent to a weighted average income rate of approximately 0.02% for such period. During the three months ended March 31, 2014, UHN did not collect any fees from its Authorized Purchasers for creating or redeeming baskets of shares. During the three months ended March 31, 2014, UHN incurred net expenses of $11,426. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(11,124), which is equivalent to an annualized weighted average net income rate of approximately (0.91)% for the three months ended March 31, 2014.

By comparison, for the three months ended March 31, 2013, the actual total return of UHN as measured by changes in its per share NAV was (1.90)%. This was based on an initial per share NAV of $33.77 as of December 31, 2012 and an ending per share NAV as of March 31, 2013 of $33.13. During this time period, UHN made no distributions to its shareholders. However, if UHN’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UHN would have had an estimated per share NAV of $33.20 as of March 31, 2013, for a total return over the relevant time period of (1.69)%. The difference between the actual per share NAV total return of UHN of (1.90)% and the expected total return based on the Benchmark Futures Contract of (1.69) was an error over the time period of (0.21)%, which is to say that UHN’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that UHN paid, offset in part by the income that UHN collected on its cash and cash equivalent holdings. During the three months ended March 31, 2013, UHN earned dividend and interest income of $519, which was equivalent to a weighted average income rate of approximately 0.03% for such period. In addition, during the three months ended March 31, 2013, UHN did not collect any fees from its Authorized Purchasers for creating or redeeming baskets of shares. This income also contributed to UHN’s actual total return. During the three months ended March 31, 2013, UHN incurred net expenses of $16,013. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(15,494) which was equivalent to an annualized weighted average net income rate of approximately (0.92)% for the three months ended March 31, 2013.

There are currently three factors that have impacted or are most likely to impact UHN’s ability to accurately track its Benchmark Futures Contract.

First, UHN may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UHN executes the trade. In that case, UHN may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UHN to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2014, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UHN to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UHN’s attempt to track the Benchmark Futures Contract over time.

Second, UHN earns dividend and interest income on its cash, cash equivalents and Treasuries. UHN is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2014. Interest payments, and any other income, were retained within the portfolio and added to UHN’s NAV. When this income exceeds the level of UHN’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UHN will realize a net yield that will tend to cause daily changes in the per share NAV of UHN to track slightly higher than daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2014, UHN earned, on an annualized basis, approximately 0.02% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of (0.60)% for management fees, approximately (0.06)% in brokerage commission costs related to the purchase and sale of futures contracts, and approximately (0.27)% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.91)% and affected UHN’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by UHN will continue to be higher than interest earned by UHN. As such, USCF anticipates that UHN will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by UHN.

Third, UHN may hold Other Diesel-Heating Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UHN that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2014, UHN did not hold any Other Diesel-Heating Oil-Related Investments. If UHN increases in size, and due to its obligations to comply with regulatory limits, UHN may invest in Other Diesel-Heating Oil-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the next month diesel-heating oil futures contract from the dollar price of the near month diesel-heating oil futures contract. If the resulting number is a positive number, then the price of the near month contract is higher than the price of the next month and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the price of the next month and the market could be described as being in contango. The chart below shows the results from subtracting the next month contract price from the price of the near month contract for the 10-year period between March 31, 2004 and March 31, 2014. Investors will note that the near month diesel-heating oil futures contract spent time in both backwardation and contango. Investors will further note that the markets display a very seasonal pattern that corresponds to the seasonal demand patterns for diesel-heating oil mentioned above. That is, in many, but not all cases, the price of the near month is higher than the next month during the middle of the winter months as the price of diesel-heating oil for delivery in those winter months rises to meet peak demand. At the same time, the price of the near month contract, when that month is just before the onset of fall, does not rise as far or as fast as the price of a next month contract whose delivery falls closer to the start of the winter season.

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UHN is not to have the market price of its shares match, dollar for dollar, changes in the spot price of diesel-heating oil, contango and backwardation have impacted the total return on an investment in UHN shares during the past year relative to a hypothetical direct investment in diesel-heating oil. For example, an investment in UHN shares made on December 31, 2013 and held to March 31, 2014, based upon the changes in the per share NAV for UHN shares on those days, remained unchanged, while the spot price of diesel-heating oil for immediate delivery during the same period decreased by 4.42%. By comparison, an investment in UHN shares made on December 31, 2012 and held to March 31, 2013 decreased, based upon the changes in the per share NAV for UHN shares on those days, by approximately 1.90%, while the spot price of diesel-heating oil for immediate delivery during the same period increased by 0.50%. (note: this comparison ignores the potential costs associated with physically owning and storing diesel-heating oil, which could be substantial).

Periods of contango or backwardation do not materially impact UHN’s investment objective of having the daily percentage changes in its per share NAV track the daily percentage changes in the price of the Benchmark Futures Contract since the impact of backwardation and contango tend to equally impact the daily percentage changes in price of both UHN’s shares and the Benchmark Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods.

Heating Oil Market. During the three months ended March 31, 2014, the price of heating oil in the United States was impacted by several factors. In particular, USCF believes that rising crude oil prices in the United States were partially offset by a reduction in refinery capacity on the East Coast of the United States, near the New York harbor where the Benchmark Futures Contract is priced. During the three months ended March 31, 2014, the price of heating oil in the United States, as measured by changes in the price of the futures contract traded on the NYMEX that was closest to expiration, fell by approximately 4.42%% from $3.0652 per gallon to $2.9298 per gallon. Investors are cautioned that these represent prices for heating oil on a wholesale basis and should not be directly compared to retail prices.

Crude Oil Market. During the three months ended March 31, 2014, crude oil prices were impacted by several factors. On the consumption side, demand growth remained moderate inside and outside the United States as global economic growth, including emerging economies such as China and India, showed signs of slowing economic growth. Europe in particular showed signs of weakness as the ongoing financial and banking crisis raised concerns during the first quarter of 2014. On the supply side, efforts to reduce production in recent years by the Organization of the Petroleum Exporting Countries (“OPEC”) to more closely match global consumption were partially successful. However, continuing concerns about the political standoff with Iran have left the market subject to bouts of heightened volatility as OPEC’s ability to replace Iranian oil currently subject to embargo is not unlimited. In addition, security issues in Libya, Egypt, Iraq, and Syria also contributed to heightened volatility. In recent years, oil production in the United States and Canada has increased. However, limits on oil transportation infrastructure, including pipelines, have made it more difficult for the increased production to move to the centers of refining, often leading to a build-up in crude oil inventory in areas of the United States, such as the U.S. Midwest, and Canada. The result is that crude oil prices in the U.S. Midwest, where the pricing point of the light, sweet crude oil contract is located, have tended to trade at a lower price than crude oil in other parts of the United States and lower than global crude oil benchmarks such as Brent crude oil. United States crude oil prices finished the first quarter of 2014 approximately 3.21% higher than at the beginning of the year, as the global economy continues to adjust to periods of slow recovery and economic growth. USCF believes that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels, while any military actions involving Iran would likely have the opposite effect.

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

For the ten-year time period between March 31, 2004 and March 31, 2014, the table below compares the monthly movements of diesel-heating oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of diesel-heating oil on a monthly basis was neither strongly correlated nor inversely correlated with the movements of natural gas, large cap U.S. equities, global equities or U.S. government bonds. However, movements in diesel-heating oil had a stronger correlation to movements in crude oil and unleaded gasoline.

Correlation Matrix March 31, 2004-2014*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Natural Gas	Diesel- Heating Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.289)	0.961	0.409	0.278	0.081	0.356
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.267)	(0.323)	(0.288)	(0.022)	(0.250)
Global Equities (FTSE World Index)			1.000	0.481	0.322	0.126	0.429
Crude Oil				1.000	0.736	0.315	0.857
Unleaded Gasoline					1.000	0.254	0.763
Natural Gas						1.000	0.401
Diesel-Heating Oil							1.000

Source: Bloomberg, NYMEX

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the shorter one-year period ended March 31, 2014, diesel-heating oil displayed neither a strongly correlated nor inversely correlated movement with natural gas, large cap U.S. equities, global equities, U.S. government bonds, crude oil or unleaded gasoline.

Correlation Matrix 12 months ended March 31, 2014*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Natural Gas	Diesel- Heating Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.006)	0.921	(0.016)	0.335	(0.305)	(0.415)
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	0.236	(0.396)	(0.450)	0.559	0.021
Global Equities (FTSE World Index)			1.000	(0.050)	0.142	(0.202)	(0.471)
Crude Oil				1.000	0.676	(0.308)	0.321
Unleaded Gasoline					1.000	(0.333)	0.170
Natural Gas						1.000	0.470
Diesel-Heating Oil							1.000

Source: Bloomberg, NYMEX

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

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

USCF has evaluated the nature and types of estimates that it makes in preparing UHN’s condensed financial statements and related disclosures and has determined that the valuation of its investments, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy. The values which are used by UHN for its Futures Contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, UHN estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

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

UHN currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UHN has allocated substantially all of its net assets to trading in Diesel-Heating Oil Interests. UHN invests in Diesel-Heating Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Diesel-Heating Oil-Related Investments. A significant portion of UHN’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Diesel-Heating Oil Interests. The balance of the assets is held in UHN’s account at its custodian bank and in Treasuries at the FCM. Income received from UHN’s money market funds and Treasuries is paid to UHN. During the three months ended March 31, 2014, UHN’s expenses exceeded the income UHN earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2014, UHN used other assets to pay expenses which would cause a decrease in UHN’s NAV over time. To the extent expenses exceed income, UHN’s NAV will be negatively impacted.

UHN’s investments in Diesel-Heating Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UHN from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2014, UHN did not purchase or liquidate any of its positions while daily limits were in effect; however, UHN cannot predict whether such an event may occur in the future.

Prior to the initial offering of UHN, all payments with respect to UHN’s expenses were paid by USCF. UHN does not have any obligation or intention to refund such payments by USCF. USCF is under no obligation to pay UHN’s current or future expenses. Since the initial offering of shares, UHN has been responsible for expenses relating to: (i) management fees, (ii) brokerage fees and commissions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its shares subsequent to the initial offering, (v) other expenses, including tax reporting costs, (vi) fees and expenses of the independent directors of USCF and (vii) other extraordinary expenses not in the ordinary course of business, while USCF has been responsible for expenses relating to the fees of UHN’s Marketing Agent, Administrator and Custodian and registration expenses relating to the initial offering of shares. If USCF and UHN are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, UHN will terminate and investors may lose all or part of their investment.

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

If, in the future, UHN purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of March 31, 2014, UHN held cash deposits and investments in Treasuries and money market funds in the amount of $4,673,367 with the custodian and FCM. Some or all of this amount may be subject to loss should UHN’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of March 31, 2014, UHN had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UHN. While UHN’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UHN’s financial position.

European Sovereign Debt

UHN had no direct exposure to European sovereign debt as of March 31, 2014 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

Contractual Obligations

UHN’s primary contractual obligations are with USCF. In return for its services, USCF is entitled to a management fee calculated daily and paid monthly as a fixed percentage of UHN’s NAV, currently 0.60% of NAV on its average daily total net assets.

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

USCF pays the fees of UHN’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of UHN’s condensed financial statements and its SEC, NFA and CFTC reports. USCF and UHN have also entered into a licensing agreement with the NYMEX pursuant to which UHN and the Related Public Funds, other than BNO, USCI, CPER, USAG and USMI, pay a licensing fee to the NYMEX. UHN also pays the fees and expenses associated with its tax accounting and reporting requirements. USCF has voluntarily agreed to pay certain expenses normally borne by UHN to the extent that such expenses exceed 0.15% (15 basis points) of UHN’s NAV, on an annualized basis, through at least June 30, 2014. USCF has no obligation to continue such payments into subsequent periods. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

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

As of March 31, 2014, UHN’s portfolio consisted of 40 Heating Oil Futures HO Contracts traded on the NYMEX. As of March 31, 2014, UHN did not hold any Futures Contracts traded on ICE Futures. For a list of UHN’s current holdings, please see UHN’s website at www.unitedstatescommodityfunds.com.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives

In the future, UHN may purchase over-the-counter contracts (“OTC Contracts”). Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an OTC Contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

UHN may enter into certain transactions where an over-the-counter component is exchanged for a corresponding futures contract (“Exchange for Risk” or “EFR” transaction). These EFR transactions may expose UHN to counterparty risk during the interim period between the execution of the over-the-counter component and the exchange for a corresponding futures contract. Generally, the counterparty risk from the EFR transaction will exist only on the day of execution.

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

During the three month reporting period ended March 31, 2014, UHN limited its over-the-counter activities to EFR transactions.

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

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

UHN maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in UHN’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

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

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in UHN’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 26, 2014, except for the addition of the risk factor set forth below.

Limited partners may have limited liability in certain circumstances, including potentially having liability for the return of wrongful distributions.

Under Delaware law, a limited partner might be held liable for UHN’s obligations as if it were a general partner if the limited partner participates in the control of the partnership’s business and the persons who transact business with the partnership think the limited partner is the general partner. A limited partner will not be liable for assessments in addition to its initial capital investment in any of UHN’s shares. However, a limited partner may be required to repay to UHN any amounts wrongfully returned or distributed to it under some circumstances. Under Delaware law, UHN may not make a distribution to limited partners if the distribution causes UHN’s liabilities (other than liabilities to partners on account of their partnership interests and nonrecourse liabilities) to exceed the fair value of UHN’s assets. Delaware law provides that a limited partner who receives such a distribution and knew at the time of the distribution that the distribution violated the law will be liable to the limited partnership for the amount of the distribution for three years from the date of the distribution.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.   Defaults Upon Senior Securities.

Not applicable.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the Commodity Exchange Act, each month UHN publishes an account statement for its shareholders, which includes a Statement of Income (Loss) and a Statement of Changes in Net Asset Value. The account statement is furnished to the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on UHN’s website at www.unitedstatescommodityfunds.com.

Item 6.   Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(2)	XBRL Instance Document.
101.SCH(2)	XBRL Taxonomy Extension Schema.
101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase.
101.LAB(2)	XBRL Taxonomy Extension Label Linkbase.
101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Filed herewith.
(2)	In accordance with Rule 402 of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
39

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

Date: May 15, 2014

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 15, 2014

