Form 10-Q
period 2014-09-30
United States Diesel-Heating Oil Fund, LP
filed 2014-11-14
CIK 1396877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2014.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34016

United States Diesel-Heating Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-8837345
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes  ☒  No

UNITED STATES DIESEL-HEATING OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

United States Diesel-Heating Oil Fund, LP

Condensed Statements of Financial Condition

At September 30, 2014 (Unaudited) and December 31, 2013

	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents (Notes 2 and 5)	$2,693,806	$4,441,883
Equity in trading accounts:
Cash and cash equivalents	184,230	156,450
Unrealized gain (loss) on open commodity futures contracts	(127,802)	169,205
Receivable from General Partner (Note 3)	51,287	100,808
Dividends receivable	61	73
Other assets	211,118	216,419

Total assets	$3,012,700	$5,084,838

Liabilities and Partners' Capital
Professional fees payable	$49,363	$110,318
General Partner management fees payable (Note 3)	1,523	2,512
Brokerage commissions payable	132	177
Other liabilities	236	421

Total liabilities	51,254	113,428

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	2,961,446	4,971,410
Total Partners' Capital	2,961,446	4,971,410

Total liabilities and partners' capital	$3,012,700	$5,084,838

Limited Partners' shares outstanding	100,000	150,000
Net asset value per share	$29.61	$33.14
Market value per share	$29.60	$33.03

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At September 30, 2014

	Number of Contracts	Unrealized Loss on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts – Long
United States Contracts
NYMEX Heating Oil Futures HO November 2014 contracts, expiring October 2014*	27	$(127,802)	(4.32)

	Principal Amount	Market Value
Cash Equivalents
United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	$70	$70	0.00	**
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	1,801,936	1,801,936	60.85
Total Cash Equivalents		$1,802,006	60.85

* Collateral amounted to $184,230 on open future contracts.

** Represents less than 0.005%.

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2014 and 2013

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(304,252)	$201,802	$(18,887)	$104,391
Change in unrealized gain (loss) on open positions	(93,669)	30,576	(297,007)	(373,682)
Dividend income	182	228	597	750
Interest income	81	231	259	730
Other income	-	-	350	-

Total income (loss)	(397,658)	232,837	(314,688)	(267,811)

Expenses
Professional fees	30,160	28,736	92,786	78,486
General Partner management fees (Note 3)	4,822	10,020	18,777	29,471
Brokerage commissions	529	1,036	2,007	3,124
Other expenses	2,221	2,448	6,835	7,235

Total expenses	37,732	42,240	120,405	118,316

Expense waiver (Note 3)	(33,348)	(26,233)	(92,807)	(71,133)

Net expenses	4,384	16,007	27,598	47,183

Net income (loss)	$(402,042)	$216,830	$(342,286)	$(314,994)
Net income (loss) per limited partnership share	$(4.02)	$1.08	$(3.53)	$(1.58)
Net income (loss) per weighted average limited partnership share	$(4.02)	$1.08	$(2.69)	$(1.57)
Weighted average limited partnership shares outstanding	100,000	200,000	127,106	200,000

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the nine months ended September 30, 2014

	General Partner	Limited Partners	Total

Balances, at December 31, 2013	$-	$4,971,410	$4,971,410
Redemption of 50,000 partnership shares	-	(1,667,678)	(1,667,678)
Net loss	-	(342,286)	(342,286)

Balances, at September 30, 2014	$-	$2,961,446	$2,961,446

Net Asset Value Per Share:
At December 31, 2013			$33.14
At September 30, 2014			$29.61

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2014 and 2013

	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013
Cash Flows from Operating Activities:
Net loss	$(342,286)	$(314,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in commodity futures trading account - cash and cash equivalents	(27,780)	(64,406)
Unrealized loss on open futures contracts	297,007	373,682
Decrease in receivable from General Partner	49,521	16,841
Decrease in dividends receivable	12	10
Decrease in other assets	5,301	5,334
Decrease in professional fees payable	(60,955)	(21,725)
Decrease in General Partner management fees payable	(989)	(109)
Decrease in brokerage commissions payable	(45)	-
Increase (decrease) in other liabilities	(185)	32
Net cash used in operating activities	(80,399)	(5,335)

Cash Flows from Financing Activities:
Addition of partnership shares	-	-
Redemption of partnership shares	(1,667,678)	-
Net cash used in financing activities	(1,667,678)	-

Net Decrease in Cash and Cash Equivalents	(1,748,077)	(5,335)

Cash and Cash Equivalents, beginning of period	4,441,883	5,938,635
Cash and Cash Equivalents, end of period	$2,693,806	$5,933,300

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended September 30, 2014 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Diesel-Heating Oil Fund, LP (formerly, the United States Heating Oil Fund, LP) (“UHN”) was organized as a limited partnership under the laws of the state of Delaware on April 13, 2007. UHN is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, UHN’s shares traded on the American Stock Exchange (the “AMEX”). UHN will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership, as amended March 1, 2013 (the “LP Agreement”). The investment objective of UHN is for the daily changes in daily percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the price of heating oil (also known as No. 2 fuel oil) for delivery to the New York harbor, as measured by the daily changes in the price of the futures contract for heating oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less UHN’s expenses. It is not the intent of UHN to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of heating oil or any particular futures contract based on heating oil. It is not the intent of UHN to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of UHN, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Diesel-Heating Oil-Related Investments (as defined below). UHN accomplishes its objective through investments in futures contracts for heating oil, crude oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other diesel-heating oil-related investments such as cash-settled options on Futures Contracts, forward contracts for diesel-heating oil and over-the-counter transactions that are based on the price of diesel-heating oil, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Diesel-Heating Oil-Related Investments”). As of September 30, 2014, UHN held 27 Futures Contracts for heating oil traded on the NYMEX and did not hold any Futures Contracts for heating oil on ICE Futures.

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

In April 2008, UHN initially registered 10,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 9, 2008, UHN listed its shares on the AMEX under the ticker symbol “UHN”. On that day, UHN established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. UHN also commenced investment operations on April 9, 2008 by purchasing Futures Contracts traded on the NYMEX based on heating oil. As a result of the acquisition of the AMEX by NYSE Euronext, UHN commenced trading on the NYSE Arca on November 25, 2008. As of September 30, 2014, UHN had registered a total of 60,000,000 shares.

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

In accordance with GAAP, UHN is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UHN files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UHN is not subject to income tax return examinations by major taxing authorities for years before 2010. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UHN recording a tax liability that reduces net assets. However, UHN’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UHN recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2014.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at September 30, 2014.

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

Cash Equivalents

Cash equivalents include money market funds and overnight deposits or time deposits with original maturity dates of nine months or less.

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

Ongoing Registration Fees and Other Offering Expenses

UHN pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2014 and 2013, UHN incurred $5,460 and $5,460, respectively, in registration fees and other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, UHN entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UHN and the Related Public Funds, other than BNO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the nine months ended September 30, 2014 and 2013, UHN incurred $469 and $ 737, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UHN’s audit expenses and tax accounting and reporting requirements are paid by UHN. These costs are estimated to be $65,000 for the year ending December 31, 2014.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UHN pays all brokerage fees and other expenses in connection with the operation of UHN, excluding costs and expenses paid by USCF as outlined in Note 4 below. USCF has voluntarily agreed to pay certain expenses normally borne by UHN to the extent that such expenses exceed 0.15% (15 basis points) of UHN’s NAV, on an annualized basis, through at least December 31, 2014. USCF has no obligation to continue such payments into subsequent periods. For the nine months ended September 30, 2014, USCF waived $92,807 of UHN’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4.

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

	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
Total commissions accrued to brokers	$2,007	$3,124
Commissions accrued as a result of rebalancing	$1,966	$3,124
Percentage of commissions accrued as a result of rebalancing	97.96%	100.00%
Commissions accrued as a result of creation and redemption activity	$41	$—
Percentage of commissions accrued as a result of creation and redemption activity	2.04%	0.00%

The decrease in the total commissions accrued to brokers for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was a result of decreased brokerage fees due to a lower number of futures contracts being held and traded. As an annualized percentage of average daily total net assets, the figure for the nine months ended September 30, 2014, represents approximately 0.06% of average daily total net assets. By comparison, the figure for the nine months ended September 30, 2013, represented approximately 0.06% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

All of the futures contracts held by UHN were exchange-traded through September 30, 2014. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UHN were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UHN has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UHN bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UHN’s cash in money market funds that seek to maintain a stable per share NAV. UHN is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2014 and December 31, 2013, UHN held investments in money market funds in the amounts of $1,802,006 and $3,202,094, respectively. UHN also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of September 30, 2014 and December 31, 2013, UHN held cash deposits and investments in Treasuries in the amounts of $1,076,030 and $1,396,239, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should UHN’s custodian and/or futures commission merchant cease operations.

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

UHN’s policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting controls and procedures. In addition, UHN has a policy of requiring review of the credit standing of each counterparty with which it conducts business.

The financial instruments held by UHN are reported in its condensed statements of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the nine months ended September 30, 2014 and 2013 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the nine months ended September 30, 2014 (Unaudited)	For the nine months ended September 30, 2013 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$33.14	$33.77
Total loss	(3.31)	(1.34)
Net expenses	(0.22)	(0.24)
Net decrease in net asset value	(3.53)	(1.58)
Net asset value, end of period	$29.61	$32.19

Total Return	(10.65)%	(4.68)%

Ratios to Average Net Assets
Total loss	(7.52)%	(4.08)%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	3.25%	1.81%
Expenses waived*	(2.97)%	(1.45)%
Net expenses excluding management fees*	0.28%	0.36%
Net loss	(8.18)%	(4.80)%

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

The following table summarizes the valuation of UHN’s securities at September 30, 2014 using the fair value hierarchy:

At September 30, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$1,802,006	$1,802,006	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(127,802)	(127,802)	—	—

During the nine months ended September 30, 2014, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UHN’s securities at December 31, 2013 using the fair value hierarchy:

At December 31, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$3,202,094	$3,202,094	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	169,205	169,205	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2014	Fair Value At December 31, 2013
Futures - Commodity Contracts	Assets	$(127,802)	$169,205

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended September 30, 2014		For the nine months ended September 30, 2013
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Loss on Derivatives Recognized in Income	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Loss on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized gain (loss) on closed positions	$(18,887)		$104,391

	Change in unrealized loss on open positions		$(297,007)		$(373,682)

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for any one-month in the Benchmark Futures Contract is 5,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts for investments in futures contracts for heating oil. In addition, ICE Futures maintains the same accountability levels, position limits and monitoring authority for its heating oil contract as the NYMEX. If UHN and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contracts for diesel-heating oil, the NYMEX and ICE Futures will monitor UHN’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UHN and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UHN could be ordered to reduce its aggregate net position back to the accountability level. As of September 30, 2014, UHN held 27 Heating Oil Futures HO Contracts traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures. For the nine months ended September 30, 2014, UHN did not exceed accountability levels imposed by the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UHN will run up against such position limits because UHN’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the nine months ended September 30, 2014, UHN did not exceed any position limits imposed by the NYMEX and the ICE Futures.

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

On August 12, 2013, the CFTC issued final rules establishing compliance obligations for commodity pool operators (“CPOs”) of investment companies registered under the Investment Company Act of 1940 (the “Investment Company Act”) that are required to register due to recent changes to CFTC Regulation 4.5. The final rules were issued in a CFTC release entitled “Harmonization of Compliance Obligations for Registered Investment Companies Required to Register as Commodity Pool Operators.” For entities that are registered with both the CFTC and the SEC, the CFTC will accept the SEC’s disclosure, reporting and recordkeeping regime as substituted compliance for substantially all of Part 4 of the CFTC’s regulations, so long as they comply with comparable requirements under the SEC’s statutory and regulatory compliance regime. Thus, the final rules (the “Harmonization Rules”) allow dually registered entities to meet certain CFTC regulatory requirements for CPOs by complying with SEC rules to which they are already subject. Although USO is not a registered investment company under the Investment Company Act, the Harmonization Rules amended certain CFTC disclosure rules to make the requirements for all CPOs to periodically update their disclosure documents consistent with those of the SEC. This change will decrease the burden to UHN and USCF of having to comply with inconsistent regulatory requirements. It is not known whether the CFTC will make additional amendments to its disclosure, reporting and recordkeeping rules to further harmonize these obligations with those of the SEC as they apply to UHN and USCF, but any such further rule changes could result in additional operating efficiencies for UHN and USCF.

Proposed Money Market Reform

On July 23, 2014, the SEC adopted to reform money market funds such that institutional prime money market funds will float their net asset value as well as impose rules such that all money market funds’ boards of directors will be required to implement rules to discourage and prevent runs by investors through the use of redemption fees and gates. Money market funds have two years from the date of adoption to implement the reform. UHN currently invests in money market funds, as well as Treasuries with a maturity date of two years or less, as an investment for assets not used for margin or collateral in the Futures Contracts. It is unclear at this time what the impact of money market reform would have on UHN’s ability to hedge risk, however, the imposition of a floating net asset value could cause UHN to limit remaining assets solely to Treasuries and cash.

As the regulatory requirements are constantly evolving, it is difficult to predict the effect any regulatory changes may have on UHN.

Price Movements

Diesel-heating oil futures prices were volatile during the nine months ended September 30, 2014 and ended lower than the start of the period. The price of the Benchmark Futures Contract started the period at $3.0652 per gallon. It hit a peak on February 20, 2014 at a price of $3.08 per gallon. The low of the period was on September 30, 2014, when the price dropped to $2.65 per gallon. The period ended with the Benchmark Futures Contract at $2.65 per gallon, a decrease of approximately (13.53)% over the period. UHN’s per share NAV began the period at $33.14 and ended the period at $29.61 on September 30, 2014, a decrease of (10.65)% over the period. UHN’s per share NAV reached its high for the period on February 20, 2014 at $34.75 and reached its low for the period on September 30, 2014 at $29.61. The Benchmark Futures Contract prices listed above began with the February 2014 contract and ended with November 2014 contract. The decrease of approximately (13.53)% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UHN seeks to track, which are more fully described below in the section titled “Tracking UHN’s Benchmark.”

During the nine months ended September 30, 2014, the heating oil futures market exhibited periods of both contango and backwardation. During periods of contango, the price of the near month heating oil Futures Contract was typically lower than the price of the next month heating oil Futures Contract, or contracts further away from expiration. On days when the market was in backwardation, the price of the near month heating oil Futures Contract was typically higher than the price of the next month heating oil Futures Contract, or contracts further away from expiration. For a discussion of the impact of contango and backwardation on total returns, see “Term Structure of Diesel-Heating Oil Futures Prices and the Impact on Total Returns” below.

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

Since its initial offering of 10,000,000 shares, UHN has registered one subsequent offering of its shares: 50,000,000 shares which were registered with the SEC on April 30, 2010. Shares offered by UHN in the subsequent offering were sold by it for cash at the shares’ per share NAV as described in the applicable prospectus. As of September 30, 2014, UHN had issued 1,000,000 shares, 100,000 of which were outstanding.  As of September 30, 2014, there were 59,000,000 shares registered but not yet issued.

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

As of September 30, 2014, UHN had the following authorized purchasers: Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., NewEdge USA LLC, Nomura Securities International Inc., RBC Capital Markets Corporation, SG Americas Securities LLC and Virtu Financial Capital Markets formerly EWT, LLC.

For the Nine months ended September 30, 2014 Compared to the Nine months ended September 30, 2013

	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
Per share net asset value, end of period	$29.61	$32.19
Average daily total net assets	$4,184,176	$6,567,042
Cash deposits and investments in Treasuries and money market funds	$2,878,036	$6,431,654
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$856	$1,480
Percentage of cash assets held as overnight deposits and investments in Treasuries at custodian	93.60%	92.25%
Percentage of cash assets held as investments in Treasuries and margin deposits for Futures Contracts	6.40%	7.75%
Annualized yield based on average daily total net assets	0.03%	0.03%
Total unrealized gain (loss) on Futures Contracts	$(127,802)	$176,522
Management fee	$18,777	$29,471
Total fees and other expenses excluding management fees	$101,628	$88,845
Fees and expenses related to the registration or offering of additional shares	$5,460	$5,460
Total amount of the expense waiver	$92,807	$71,133
Expenses before allowance for the expense waiver	$120,405	$118,316
Expenses after allowance for the expense waiver	$27,598	$47,183
Total commissions accrued to brokers	$2,007	$3,124
Total commissions as annualized percentage of average total net assets	0.06%	0.06%
Commissions accrued as a result of rebalancing	$1,966	$3,124
Percentage of commissions accrued as a result of rebalancing	97.96%	100.00%
Commissions accrued as a result of creation and redemption activity	$41	$—
Percentage of commissions accrued as a result of creation and redemption activity	2.04%	0.00%

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

The decrease in the per share NAV for September 30, 2014, compared to September 30, 2013, was a result of lower prices for diesel-heating oil and the related decrease in the value of the futures contracts in which UHN invested. The decrease in cash assets in overnight deposits and investments in Treasuries and money market funds for September 30, 2014, compared to September 30, 2013, was the result of UHN’s smaller size, as measured by total net assets.

Average interest rates earned on short-term investments held by UHN, including cash equivalents and Treasuries, were similar during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. As a result, the amount of income earned by UHN as a percentage of average total net assets was similar during the nine months ended September 30, 2014.

The increase in total fees and expenses excluding management fees for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was due to an increase in certain of UHN’s operating expenses. The decrease in the total commissions accrued to brokers by UHN for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was due to a lower number of contracts held and traded.

For the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

	For the three months ended September 30, 2014	For the three months ended September 30, 2013
Average daily total net assets	$3,188,439	$6,625,597
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$263	$459
Annualized yield based on average daily total net assets	0.03%	0.03%
Management fee	$4,822	$10,020
Total fees and other expenses excluding management fees	$32,910	$32,220
Fees and expenses related to the registration or offering of additional shares	$1,840	$1,840
Total amount of the expense waiver	$33,348	$26,233
Expenses before allowance for the expense waiver	$37,732	$42,240
Expenses after allowance for the expense waiver	$4,384	$16,007
Total commissions accrued to brokers	$529	$1,036
Total commissions as annualized percentage of average total net assets	0.07%	0.06%
Commissions accrued as a result of rebalancing	$529	$1,036
Percentage of commissions accrued as a result of rebalancing	100%	100%
Commissions accrued as a result of creation and redemption activity	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	0.00%	0.00%

Average interest rates earned on short-term investments held by UHN, including cash equivalents and Treasuries, were similar during the three months ended September 30, 2014, compared to the three months ended September 30, 2013. As a result, the amount of income earned by UHN as a percentage of average total net assets was similar during the three months ended September 30, 2014.

A slight increase in total fees and expenses excluding management fees for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, was due to an increase in certain of UHN’s operating expenses. The decrease in the total commissions accrued to brokers by UHN for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, was due to a decrease in the number of futures contracts being held and traded.

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

For the 30-valuation days ended September 30, 2014, the simple average daily change in the Benchmark Futures Contract was (0.202)%, while the simple average daily change in the per share NAV of UHN over the same time period was (0.207)%. The average difference was 0.006% (or 0.6 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in tracking by the per share NAV was (0.80)%, meaning that over this time period UHN’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UHN’s shares to the public on April 9, 2008 to September 30, 2014, the simple average daily change in the Benchmark Futures Contract was (0.01)%, while the simple average daily change in the per share NAV of UHN over the same time period was (0.01)%. The average daily difference was 0.002% (or 0.2 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (1.06)%, meaning that over this time period UHN’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in UHN’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes for the last 30 valuation days ended September 30, 2014; the second graph measures monthly changes from September 30, 2009 through September 30, 2014.

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

For the nine months ended September 30, 2014, the actual total return of UHN as measured by changes in its per share NAV was (10.65)%. This is based on an initial per share NAV of $33.14 as of December 31, 2013 and an ending per share NAV as of September 30, 2014 of $29.61. During this time period, UHN made no distributions to its shareholders. However, if UHN’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UHN would have had an estimated per share NAV of $29.85 as of September 30, 2014, for a total return over the relevant time period of (9.928)%. The difference between the actual per share NAV total return of UHN of (10.65)% and the expected total return based on the Benchmark Futures Contract of (9.93)% was an error over the time period of (0.72)%, which is to say that UHN’s actual total return underperformed the benchmark result by that percentage. UHN incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UHN to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the nine months ended September 30, 2013, the actual total return of UHN as measured by changes in its per share NAV was (4.68)%. This was based on an initial per share NAV of $33.77 as of December 31, 2012 and an ending per share NAV as of September 30, 2013 of $32.19. During this time period, UHN made no distributions to its shareholders. However, if UHN’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UHN would have had an estimated per share NAV of $32.42 as of September 30, 2013, for a total return over the relevant time period of (4.00)%. The difference between the actual per share NAV total return of UHN of (4.68)% and the expected total return based on the Benchmark Futures Contract of (4.00)% was an error over the time period of (0.68)%, which is to say that UHN’s actual total return underperformed the benchmark result by that percentage. UHN incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UHN to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact UHN’s ability to accurately track its Benchmark Futures Contract.

First, UHN may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UHN executes the trade. In that case, UHN may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UHN to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2014, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UHN to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UHN’s attempt to track the Benchmark Futures Contract over time.

Second, UHN incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UHN to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, UHN earns dividend and interest income on its cash, cash equivalents and Treasuries. UHN is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2014. Interest payments, and any other income, were retained within the portfolio and added to UHN’s NAV. When this income exceeds the level of UHN’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UHN will realize a net yield that will tend to cause daily changes in the per share NAV of UHN to track slightly higher than daily changes in the Benchmark Futures Contract.  If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by UHN will continue to be higher than interest earned by UHN. As such, USCF anticipates that UHN will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by UHN.

Third, UHN may hold Other Diesel-Heating Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UHN that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2014, UHN did not hold any Other Diesel-Heating Oil-Related Investments. If UHN increases in size, and due to its obligations to comply with regulatory limits, UHN may invest in Other Diesel-Heating Oil-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the next month diesel-heating oil futures contract from the dollar price of the near month diesel-heating oil futures contract. If the resulting number is a positive number, then the price of the near month contract is higher than the price of the next month and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the price of the next month and the market could be described as being in contango. The chart below shows the results from subtracting the next month contract price from the price of the near month contract for the 10-year period between September 30, 2004 and September 30, 2014. Investors will note that the near month diesel-heating oil futures contract spent time in both backwardation and contango. Investors will further note that the markets display a very seasonal pattern that corresponds to the seasonal demand patterns for diesel-heating oil mentioned above. That is, in many, but not all cases, the price of the near month is higher than the next month during the middle of the winter months as the price of diesel-heating oil for delivery in those winter months rises to meet peak demand. At the same time, the price of the near month contract, when that month is just before the onset of fall, does not rise as far or as fast as the price of a next month contract whose delivery falls closer to the start of the winter season.

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UHN is not to have the market price of its shares match, dollar for dollar, changes in the spot price of diesel-heating oil, contango and backwardation have impacted the total return on an investment in UHN shares during the past year relative to a hypothetical direct investment in diesel-heating oil. For example, an investment in UHN shares made on December 31, 2013 and held to September 30, 2014 decreased based upon the changes in the per share NAV for UHN shares on those days by approximately 10.65%, while the spot price of diesel-heating oil for immediate delivery during the same period decreased by 13.53%. By comparison, an investment in UHN shares made on December 31, 2012 and held to September 30, 2013 decreased, based upon the changes in the per share NAV for UHN shares on those days, by approximately 4.68%, while the spot price of diesel-heating oil for immediate delivery during the same period decreased by 1.99%. (note: this comparison ignores the potential costs associated with physically owning and storing diesel-heating oil, which could be substantial).

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

Heating Oil Market. During the nine months ended September 30, 2014, the price of heating oil in the United States was impacted by several factors. In particular, seasonal demand for heating oil was weak and lower crude oil prices drove the price for heating oil down.

Crude Oil Market. During the nine months ended September 30, 2014, crude oil prices were impacted by several factors. On the consumption side, demand growth remained moderate inside and outside the United States. On the supply side, efforts by the Organization of the Petroleum Exporting Countries (“OPEC”) to more closely match global production with consumption were partially successful. However, continuing concerns about the political standoff with Iran, as well as security concerns in Libya and Iraq, have left the market subject to bouts of heightened volatility. United States crude oil prices finished the third quarter of 2014 approximately 7.38% lower than at the beginning of the year. USCF believes that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels, while any military actions involving Iran would likely have the opposite effect.

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

For the ten-year time period between September 30, 2004 and September 30, 2014, the table below compares the monthly movements of diesel-heating oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of diesel-heating oil on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. government bonds, global equities or natural gas. However, movements in diesel-heating oil had a strong correlation to movements in crude oil and unleaded gasoline.

Correlation Matrix September 30, 2004-2014*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Natural Gas	Diesel- Heating Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.299)	0.960	0.445	0.302	0.083	0.390
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.282)	(0.325)	(0.266)	(0.002)	(0.241)
Global Equities (FTSE World Index)			1.000	0.517	0.349	0.126	0.466
Crude Oil				1.000	0.729	0.289	0.851
Unleaded Gasoline					1.000	0.226	0.769
Natural Gas						1.000	0.369
Diesel-Heating Oil							1.000

Source: Bloomberg, NYMEX

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the shorter one-year period ended September 30, 2014, diesel-heating oil was neither strongly correlated nor inversely correlated with large cap U.S. equities, U.S. government bonds, global equities, crude oil or unleaded gasoline. However, movements in diesel-heating oil had a strong correlation to natural gas.

Correlation Matrix 12 months ended September 30, 2014*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Natural Gas	Diesel- Heating Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.148)	0.962	0.313	0.675	(0.158)	(0.127)
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.113)	(0.098)	(0.269)	0.280	0.359
Global Equities (FTSE World Index)			1.000	0.402	0.751	(0.247)	(0.107)
Crude Oil				1.000	0.645	0.013	0.087
Unleaded Gasoline					1.000	0.021	(0.010)
Natural Gas						1.000	0.661
Diesel-Heating Oil							1.000

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

UHN currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UHN has allocated substantially all of its net assets to trading in Diesel-Heating Oil Interests. UHN invests in Diesel-Heating Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Diesel-Heating Oil-Related Investments. A significant portion of UHN’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Diesel-Heating Oil Interests. The balance of the assets is held in UHN’s account at its custodian bank and in Treasuries at the FCM. Income received from UHN’s money market funds and Treasuries is paid to UHN. During the nine months ended September 30, 2014, UHN’s expenses exceeded the income UHN earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2014, UHN used other assets to pay expenses which would cause a decrease in UHN’s NAV over time. To the extent expenses exceed income, UHN’s NAV will be negatively impacted.

UHN’s investments in Diesel-Heating Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UHN from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2014, UHN did not purchase or liquidate any of its positions while daily limits were in effect; however, UHN cannot predict whether such an event may occur in the future.

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

As of September 30, 2014, UHN held cash deposits and investments in Treasuries and money market funds in the amount of $2,878,036 with the custodian and FCM. Some or all of this amount may be subject to loss should UHN’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of September 30, 2014, UHN had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UHN. While UHN’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UHN’s financial position.

European Sovereign Debt

UHN had no direct exposure to European sovereign debt as of September 30, 2014 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of September 30, 2014, UHN’s portfolio consisted of 27 Heating Oil Futures HO Contracts traded on the NYMEX. As of September 30, 2014, UHN did not hold any Futures Contracts traded on ICE Futures. For a list of UHN’s current holdings, please see UHN’s website at www.unitedstatescommodityfunds.com.

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

During the nine month reporting period ended September 30, 2014, UHN limited its over-the-counter activities to EFRP transactions.

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

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in UHN’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 26, 2014, and UHN’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed on August 14, 2014, except for a replacement of an existing risk factor with the replacement of the first risk factor set forth below and the addition of the second risk factor set forth below.

USCF is leanly staffed and relies heavily on key personnel to manage UHN and other funds.

USCF was formed to be the sponsor and manager of investment vehicles such as UHN and has been managing such investment vehicles since April 2006. In managing and directing the day-to-day activities and affairs of UHN, USCF relies heavily on Messrs. Howard Mah and John Hyland. On October 13, 2014, Mr. Hyland tendered his resignation to USCF effective May 1, 2015. In order to ensure an orderly transition, Mr. Hyland will remain as the Chief Investment Officer of USCF until May 1, 2015. The management of USCF intends to find a replacement for Mr. Hyland prior to his departure. However, if a suitable replacement for Mr. Hyland is not found prior to Mr. Hyland’s departure, or if Mr. Mah was to leave or be unable to carry out his present responsibilities and a suitable replacement were not found for Mr. Mah, the departure of either or both individuals may have a material adverse effect on the management, operations and/or financial results of UHN.

The Fifth Amended and Restated Limited Liability Company Agreement of USCF (the “LLC Agreement”) provides limited authority to the Non-Management Directors, and any Director of USCF may be removed by USCF’s parent company, which is a closely-held private company where the majority of shares has historically been voted by one person.

USCF’s Board of Directors currently consists of three Management Directors, each of whom are shareholders of USCF’s parent, Wainwright Holdings, Inc. (“Wainwright”), and three Non-Management Directors, each of whom are considered independent for purposes of applicable NYSE Arca and SEC rules. Under USCF’s LLC Agreement, the Non-Management Directors have only such authority as the Management Directors expressly confer upon them, which means that the Non-Management Directors may have less authority to control the actions of the Management Directors than is typically the case with the independent members of a company’s Board of Directors. In addition, any Director may be removed by written consent of Wainwright, which is the sole member of USCF. Wainwright is a privately held company in which the majority of shares are held by or on behalf of Nicholas D. Gerber and his immediate family members (the “Gerber Family”). Historically, shares of Wainwright have been voted by, and on behalf of, the Gerber Family by Nicholas D. Gerber, and it is anticipated that such trend will continue in the future. Accordingly, although USCF is governed by the USCF Board of Directors, which consists of both Management Directors and Non-Management Directors, pursuant to the LLC Agreement, it is possible for Mr. Gerber to exercise his control of Wainwright to effect the removal of any Director (including the Non-Management Directors which comprise the Audit Committee) and to replace that Director with another Director. Having control in one person could have a negative impact on USCF and UHN, including their regulatory obligations.

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

Item 6.   Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Filed herewith.

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

Date: November 14, 2014

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 14, 2014

