Form 10-Q
period 2015-03-31
United States Diesel-Heating Oil Fund, LP
filed 2015-05-13
CIK 1396877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2015.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34016

United States Diesel-Heating Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-8837345
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Part I. FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements.

United States Diesel-Heating Oil Fund, LP

Condensed Statements of Financial Condition

At March 31, 2015 (Unaudited) and December 31, 2014

	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents (Notes 2 and 5)	$4,553,035	$2,780,596
Equity in trading accounts:
Cash and cash equivalents	447,007	419,877
Unrealized gain (loss) on open commodity futures contracts	102,249	(188,748)
Receivable from General Partner (Note 3)	17,071	66,534
Dividends receivable	61	61
Prepaid registration fees	207,219	209,018
Directors' fees and insurance receivable	209	-

Total assets	$5,326,851	$3,287,338

Liabilities and Partners' Capital
Professional fees payable	$36,877	$56,226
General Partner management fees payable (Note 3)	2,590	1,758
License fees payable	170	147
Directors' fees and insurance payable	-	12
Brokerage commissions payable	132	132

Total liabilities	39,769	58,275

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	5,287,082	3,229,063
Total Partners' Capital	5,287,082	3,229,063

Total liabilities and partners' capital	$5,326,851	$3,287,338

Limited Partners' shares outstanding	250,000	150,000
Net asset value per share	$21.15	$21.53
Market value per share	$21.16	$21.58

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2015

		Unrealized
		Gain (Loss) on
	Number of	Open Commodity	% of Partners'
	Contracts	Contracts	Capital

Open Futures Contracts - Long
United States Contracts
NYMEX Heating Oil Futures HO May 2015 contracts, expiring April 2015*	74	$102,249	1.93

	Principal	Market
	Amount	Value
Cash Equivalents
United States - Money Market Funds
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	$1,801,936	$1,801,936	34.08

* Collateral amounted to $447,007 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2015 and 2014

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(294,572)	$93,362
Change in unrealized gain (loss) on open positions	290,997	(82,853)
Dividend income	178	215
Interest income	140	87
ETF transaction fees	700	-

Total income (loss)	(2,557)	10,811

Expenses
General Partner management fees (Note 3)	6,450	7,364
Professional fees	15,391	31,140
Brokerage commissions	1,299	782
Directors' fees and insurance	218	323
License fees	161	184
Registration fees	1,800	1,800

Total expenses	25,319	41,593

Expense waiver (Note 3)	(17,071)	(30,167)

Net expenses	8,248	11,426

Net income (loss)	$(10,805)	$(615)
Net income (loss) per limited partnership share	$(0.38)	$(0.00)*
Net income (loss) per weighted average limited partnership share	$(0.05)	$(0.00)*
Weighted average limited partnership shares outstanding	203,333	150,000

*Amount less than $0.005

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the three months ended March 31, 2015

	General Partner	Limited Partners	Total

Balances, at December 31, 2014	$-	$3,229,063	$3,229,063
Addition of 100,000 partnership shares	-	2,068,824	2,068,824
Net income (loss)	-	(10,805)	(10,805)

Balances, at March 31, 2015	$-	$5,287,082	$5,287,082

Net Asset Value Per Share:
At December 31, 2014	$21.53
At March 31, 2015	$21.15

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2015 and 2014

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
Cash Flows from Operating Activities:
Net income (loss)	$(10,805)	$(615)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(27,130)	(160,580)
Unrealized (gain) loss on open futures contracts	(290,997)	82,853
(Increase) decrease in receivable from General Partner	49,463	70,641
(Increase) decrease in dividends receivable	-	(2)
(Increase) decrease in prepaid registration fees	1,799	1,799
(Increase) decrease in directors' fees and insurance receivable	(209)	(375)
Increase (decrease) in professional fees payable	(19,349)	(79,178)
Increase (decrease) in General Partner management fees payable	832	39
Increase (decrease) in license fees payable	23	(31)
Increase (decrease) in directors' fees and insurance payable	(12)	(97)
Net cash provided by (used in) operating activities	(296,385)	(85,546)

Cash Flows from Financing Activities:
Addition of partnership shares	2,068,824	-
Net cash provided by (used in) financing activities	2,068,824	-

Net Increase (Decrease) in Cash and Cash Equivalents	1,772,439	(85,546)

Cash and Cash Equivalents, beginning of period	2,780,596	4,441,883
Cash and Cash Equivalents, end of period	$4,553,035	$4,356,337

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2015 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Diesel-Heating Oil Fund, LP (“UHN”) was organized as a limited partnership under the laws of the state of Delaware on April 13, 2007. UHN is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, UHN’s shares traded on the American Stock Exchange (the “AMEX”). UHN will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership, as amended March 1, 2013 (the “LP Agreement”). The investment objective of UHN is for the daily changes in daily percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the price of heating oil (also known as No. 2 fuel oil) for delivery to the New York harbor, as measured by the daily changes in the price of the futures contract for heating oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less UHN’s expenses. It is not the intent of UHN to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of heating oil or any particular futures contract based on heating oil. It is not the intent of UHN to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of UHN, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Diesel-Heating Oil-Related Investments (as defined below). UHN accomplishes its objective through investments in futures contracts for diesel-heating oil, crude oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other diesel-heating oil-related investments such as cash-settled options on Futures Contracts, forward contracts for diesel-heating oil and over-the-counter (“OTC”) transactions that are based on the price of diesel-heating oil, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Diesel-Heating Oil-Related Investments”). As of March 31, 2015, UHN held 74 Futures Contracts for heating oil traded on the NYMEX and did not hold any Futures Contracts for heating oil on ICE Futures.

UHN commenced investment operations on April 9, 2008 and has a fiscal year ending on December 31. USCF is responsible for the management of UHN. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005 and a swaps firm on August 8, 2013. USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”) and the United States Gasoline Fund, LP (“UGA”), which listed their limited partnership shares on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UGA” on February 26, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, UNG’s, USL’s and UGA’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“DNO”), the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”) and the United States Agriculture Index Fund (“USAG”), each a series of the United States Commodity Index Funds Trust. USCI, CPER, and USAG listed their shares on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011, and “USAG” on April 13, 2012, respectively. All funds listed previously are referred to collectively herein as the “Related Public Funds.”

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

The applicable transaction fee paid by Authorized Participants is $350 to UHN for each order they place to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”). Shares may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Shares purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per share NAV of UHN but rather at market prices quoted on such exchange.

In April 2008, UHN initially registered 10,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 9, 2008, UHN listed its shares on the AMEX under the ticker symbol “UHN.” On that day, UHN established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. UHN also commenced investment operations on April 9, 2008 by purchasing Futures Contracts traded on the NYMEX based on heating oil. As a result of the acquisition of the AMEX by NYSE Euronext, UHN commenced trading on the NYSE Arca on November 25, 2008. As of March 31, 2015, UHN had registered a total of 60,000,000 shares.

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

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statements of operations. UHN earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant (“FCM”) at the overnight Federal Funds Rate, less 32 basis points. In addition, UHN earns income on funds held at the custodian or FCM at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

UHN is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with GAAP, UHN is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UHN files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UHN is not subject to income tax return examinations by major taxing authorities for years before 2011. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UHN recording a tax liability that reduces net assets. However, UHN’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UHN recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of and for the period ended March 31, 2015.

Creations and Redemptions

Authorized Participants may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 50,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

UHN receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Participants are reflected in UHN’s condensed statements of financial condition as receivable for shares sold, and amounts payable to Authorized Participants upon redemption are reflected as payable for shares redeemed.

Authorized Participants pay UHN a fee of $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2015.

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

Ongoing Registration Fees and Other Offering Expenses

UHN pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2015 and 2014, UHN incurred $1,800 and $1,800, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

UHN is responsible for paying its portion of the directors’ and officers’ liability insurance for UHN and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UHN and the Related Public Funds. UHN shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2015 are estimated to be a total of $981 for UHN and $560,625 for UHN and the Related Public Funds.

Licensing Fees

UHN and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2015 and 2014, UHN incurred $161 and $184, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UHN’s audit expenses and tax accounting and reporting requirements are paid by UHN. These costs are estimated to be $63,000 for the year ending December 31, 2015.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UHN pays all brokerage fees and other expenses in connection with the operation of UHN, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF has voluntarily agreed to pay certain expenses normally borne by UHN to the extent that such expenses exceed 0.15% (15 basis points) of UHN’s NAV, on an annualized basis, through at least June 30, 2015. USCF has no obligation to continue such payments into subsequent periods. For the three months ended March 31, 2015, USCF waived $17,071 of UHN’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements below.

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

On October 8, 2013, UHN entered into a brokerage agreement with RBC Capital Markets, LLC (“RBC Capital” or “RBC”) to serve as UHN’s FCM, effective October 10, 2013. Prior to October 10, 2013, the FCM was UBS Securities LLC.  The agreement with RBC Capital requires it to provide services to UHN in connection with the purchase and sale of Futures Contracts and Other Diesel-Heating Oil-Related Investments that may be purchased and sold by or through RBC Capital and/or UBS Securities for UHN’s account. In accordance with the agreement, RBC Capital charges UHN commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when UHN issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when UHN redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UHN also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Diesel-Heating Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Total commissions accrued to brokers	$1,299	$782
Total commissions as an annualized percentage of total net assets	0.12%	0.06%
Commissions accrued as a result of rebalancing	$1,207	$782
Percentage of commissions accrued as a result of rebalancing	92.92%	100%
Commissions accrued as a result of creation and redemption activity	$92	$—
Percentage of commissions accrued as a result of creation and redemption activity	7.08%	0.00%

The increase in the total commissions accrued to brokers for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was a result of a greater number of futures contracts being held and traded as a result of UHN’s higher total net assets.

UHN and the NYMEX entered into a licensing agreement on May 30, 2007, as amended on October 20, 2011, whereby UHN was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. Under the licensing agreement, UHN and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3. UHN expressly disclaims any association with the NYMEX or endorsement of UHN by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX.

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

UHN may enter into futures contracts and options on futures contracts to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are OTC agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear Europe, but which are not traded on an exchange. A cleared swap is created when the parties to an off-exchange OTC swap transaction agree to extinguish their OTC contract and replace it with a cleared swap. Cleared swaps are intended to provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties.

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

All of the futures contracts held by UHN were exchange-traded through March 31, 2015. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC transactions since, in OTC transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UHN were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UHN has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UHN bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UHN’s cash in money market funds that seek to maintain a stable per share NAV. UHN is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2015 and December 31, 2014, UHN held investments in money market funds in the amounts of $1,801,936 and $1,801,936, respectively. UHN also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of March 31, 2015 and December 31, 2014, UHN held cash deposits and investments in Treasuries in the amounts of $3,198,106 and $1,398,537, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should UHN’s custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2015 and 2014 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended March 31, 2015 (Unaudited)	For the three months ended March 31, 2014 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$21.53	$33.14
Total income (loss)	(0.34)	0.08
Net expenses	(0.04)	(0.08)
Net increase (decrease) in net asset value	(0.38)	0.00
Net asset value, end of period	$21.15	$33.14

Total Return	(1.76)%	0.00%

Ratios to Average Net Assets
Total income (loss)	(0.06)%	0.22%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	1.76%	2.79%
Expenses waived*	(1.59)%	(2.46)%
Net expenses excluding management fees*	0.17%	0.33%
Net income (loss)	(0.25)%	(0.01)%

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

The following table summarizes the valuation of UHN’s securities at March 31, 2015 using the fair value hierarchy:

At March 31, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$1,801,936	$1,801,936	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	102,249	102,249	—	—

During the three months ended March 31, 2015, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UHN’s securities at December 31, 2014 using the fair value hierarchy:

At December 31, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$1,801,936	$1,801,936	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(188,748)	(188,748)	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2015	Fair Value At December 31, 2014
Futures - Commodity Contracts	Assets	$102,249	$(188,748)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended March 31, 2015		For the three months ended March 31, 2014
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$(294,572)		$93,362
	Change in unrealized gain (loss) on open contracts		$290,997		$(82,853)

NOTE 8 — SUBSEQUENT EVENTS

UHN has performed an evaluation of subsequent events through the date the condensed financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments, other than as noted below:

Mr. Howard Mah, Management Director, Chief Financial Officer (Principal Accounting Officer), Secretary and Treasurer of USCF, general partner of United States Diesel-Heating Oil Fund, LP, tendered his resignation effective May 15, 2015. It is anticipated that Mr. Stuart Crumbaugh, who was hired by USCF on April 6, 2015, will be appointed the Chief Financial Officer (Principal Accounting Officer), Secretary and Treasurer effective May 15, 2015 (concurrently with the Board of Directors’ accepting Mr. Mah’s resignation).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed financial statements and the notes thereto of United States Diesel-Heating Oil Fund, LP (“UHN”) included elsewhere in this quarterly report on Form 10-Q.

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

Introduction

UHN, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of UHN is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes, in percentage terms, of the price of heating oil, as measured by the daily changes, in percentage terms, in the price of the futures contract for heating oil (also known as No. 2 fuel oil), for delivery to the New York harbor, traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), less UHN’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. It is not the intent of UHN to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of heating oil or any particular futures contract based on heating oil. It is not the intent of UHN to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. The general partner of UHN, United States Commodity Funds LLC (“USCF”), believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Diesel-Heating Oil-Related Investments (as defined below).

UHN invests in futures contracts for heating oil, crude oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other diesel-heating oil-related investments such as cash-settled options on Futures Contracts, forward contracts for diesel-heating oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of diesel-heating oil, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Diesel-Heating Oil-Related Investments”). For convenience and unless otherwise specified, Futures Contracts and Other Diesel-Heating Oil-Related Investments collectively are referred to as “Diesel-Heating Oil Interests” in this quarterly report on Form 10-Q.

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for any one-month in the Benchmark Futures Contract is 5,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts for investments in futures contracts for heating oil. In addition, ICE Futures maintains the same accountability levels, position limits and monitoring authority for its heating oil contract as the NYMEX. If UHN and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contracts for diesel-heating oil, the NYMEX and ICE Futures will monitor UHN’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UHN and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UHN could be ordered to reduce its aggregate net position back to the accountability level. As of March 31, 2015, UHN held 74 Heating Oil Futures HO Contracts traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures. For the three months ended March 31, 2015, UHN did not exceed accountability levels imposed by the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UHN will run up against such position limits because UHN’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the three months ended March 31, 2015, UHN did not exceed any position limits imposed by the NYMEX and the ICE Futures.

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

On November 5, 2013, the CFTC proposed a rulemaking that would establish specific limits on speculative positions in 28 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”). On the same date, the CFTC proposed another rule addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Proposed Aggregation Requirements”). Specifically, the Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (“DCMs”) and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as non-U.S. located platforms. Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, UHN may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in OTC swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Proposed Aggregation Requirements may affect UHN, but it may be substantial and adverse. By way of example, the Proposed Aggregation Requirements in combination with the Position Limit Rules may negatively impact the ability of UHN to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of UHN.

Based on its current understanding of the final position limit regulations, USCF does not anticipate significant negative impact on the ability of UHN to achieve its investment objective.

“Swap” Transactions

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) imposes regulatory requirements on certain “swap” transactions that UHN is authorized to engage in that may ultimately impact the ability of UHN to meet its investment objective. The term “swap” is broadly defined to include various types of OTC derivatives, including swaps and options.

Regulations require that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular contract. As of June 10, 2013, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in financial activities required to clear certain credit default swaps and interest rate swaps. As a result, if UHN enters into or has entered into certain interest rate and credit default swaps, such swaps will be required to be centrally cleared. Determination on other types of swaps are expected in the future, and, when finalized, could require UHN to centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the clearing organizations, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.”

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

Money Market Reform

On July 23, 2014, the SEC adopted to reform money market funds such that institutional prime money market funds will float their net asset value as well as impose rules such that all money market funds’ boards of directors will be required implement rules to discourage and prevent runs by investors through the use of redemption fees and gates. Money market funds have two years from the date of adoption to implement the reform. UHN currently invests in money market funds, as well as Treasuries with a maturity date of two years or less, as an investment for assets not used for margin or collateral in the Futures Contracts. It is unclear at this time what the impact of money market reform would have on UHN’s ability to hedge risk, however, the imposition of a floating net asset value could cause UHN to limit remaining assets solely in Treasuries and cash.

As the regulatory requirements are constantly evolving, it is difficult to predict the effect any regulatory changes may have on UHN.

Price Movements

Diesel-heating oil futures prices were volatile during the three months ended March 31, 2015 and ended lower than the start of the period. The price of the Benchmark Futures Contract started the period at $1.8336 per gallon. It hit a peak on February 27, 2015 at a price of $1.9737 per gallon. The low of the period was on January 20, 2015, when the price dropped to $1.5905 per gallon. The period ended with the Benchmark Futures Contract at $1.708 per gallon, a decrease of approximately 6.85% over the period. UHN’s per share NAV began the period at $21.53 and ended the period at $21.15 on March 31, 2015, a decrease of 1.76% over the period. UHN’s per share NAV reached its high for the period on February 27, 2015 at $24.17 and reached its low for the period on January 20, 2015 at $18.99. The Benchmark Futures Contract prices listed above began with the February 2015 contract and ended with May 2015 contract. The decrease of approximately 6.85% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UHN seeks to track, which are more fully described below in the section titled “Tracking UHN’s Benchmark.”

During the three months ended March 31, 2015, the diesel-heating oil futures market exhibited a state of backwardation. On days when the market is in backwardation, the price of the near month heating oil Futures Contract is typically higher than the price of the next month diesel-heating oil Futures Contract, or contracts further away from expiration. During periods of contango, the price of the near month heating oil Futures Contract is typically lower than the price of the next month heating oil Futures Contract, or contracts further away from expiration. For a discussion of the impact of contango and backwardation on total returns, see “Term Structure of Diesel-Heating Oil Futures Prices and the Impact on Total Returns” below.

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

Results of Operations and the Diesel-Heating Oil Market

Results of Operations. On April 9, 2008, UHN listed its shares on the American Stock Exchange (the “AMEX”) under the ticker symbol “UHN.” On that day, UHN established its initial offering price at $50.00 per share and issued 200,000 shares to the initial Authorized Participant in exchange for $10,000,000 in cash. As a result of the acquisition of the AMEX by NYSE Euronext, UHN’s shares no longer trade on the AMEX and commenced trading on the NYSE Arca on November 25, 2008.

Since its initial offering of 10,000,000 shares, UHN has registered one subsequent offering of its shares: 50,000,000 shares which were registered with the SEC on April 30, 2010. Shares offered by UHN in the subsequent offering were sold by it for cash at the shares’ per share NAV as described in the applicable prospectus. As of March 31, 2015, UHN had issued 1,150,000 shares, 250,000 of which were outstanding.  As of March 31, 2015, there were 58,850,000 shares registered but not yet issued.

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

As of March 31, 2015, UHN had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., NewEdge USA LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC and Virtu Financial Capital Markets.

For the Three Months ended March 31, 2015 Compared to the Three Months ended March 31, 2014

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Average daily total net assets	$4,359,921	$4,977,690
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$318	$302
Annualized yield based on average daily total net assets	(0.03)%	0.02%
Management fee	$6,450	$7,364
Total fees and other expenses excluding management fees	$18,869	$34,229
Fees and expenses related to the registration or offering of additional shares	$1,800	$1,800
Total amount of the expense waiver	$17,071	$30,167
Expenses before allowance for the expense waiver	$25,319	$41,593
Expenses after allowance for the expense waiver	$8,248	$11,426
Total commissions accrued to brokers	$1,299	$782
Total commissions as annualized percentage of average total net assets	0.12%	0.06%
Commissions accrued as a result of rebalancing	$1,207	$782
Percentage of commissions accrued as a result of rebalancing	92.92%	100.00%
Commissions accrued as a result of creation and redemption activity	$92	$—
Percentage of commissions accrued as a result of creation and redemption activity	7.08%	0.00%

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

Average interest rates earned on short-term investments held by UHN, including cash equivalents and Treasuries, were similar during the three months ended March 31, 2015, compared to the three months ended March 31, 2014. As a result, the amount of income earned by UHN as a percentage of average total net assets was similar during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014.

The decrease in UHN’s total fees and expenses excluding management fees for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, was due to a decrease in certain of UHN’s operating expenses.

The increase in the total commissions accrued to brokers by UHN for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, was due to a higher number of contracts held and traded.

Tracking UHN’s Benchmark

USCF seeks to manage UHN’s portfolio such that changes in its average daily per share NAV, on a percentage basis, closely track the daily changes in the average price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30-valuation days, the average daily change in UHN’s per share NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-valuation day time period was 0.5% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per share NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). UHN’s portfolio management goals do not include trying to make the nominal price of UHN’s per share NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for diesel-heating oil. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts.

For the 30-valuation days ended March 31, 2015, the simple average daily change in the Benchmark Futures Contract was (0.327)%, while the simple average daily change in the per share NAV of UHN over the same time period was (0.329)%. The average difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in tracking by the per share NAV was 1.564%, meaning that over this time period UHN’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UHN’s shares to the public on April 9, 2008 to March 31, 2015, the simple average daily change in the Benchmark Futures Contract was (0.028)%, while the simple average daily change in the per share NAV of UHN over the same time period was (0.030)%. The average daily difference was 0.002% (or 0.2 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.9)%, meaning that over this time period UHN’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in UHN’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes for the last 30 valuation days ended March 31, 2015; the second graph measures monthly changes from March 31, 2010 through March 31, 2015.

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

For the three months ended March 31, 2015, the actual total return of UHN as measured by changes in its per share NAV was (1.76)%. This is based on an initial per share NAV of $21.53 as of December 31, 2014 and an ending per share NAV as of March 31, 2015 of $21.15. During this time period, UHN made no distributions to its shareholders. However, if UHN’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UHN would have had an estimated per share NAV of $21.17 as of March 31, 2015, for a total return over the relevant time period of (1.65)%. The difference between the actual per share NAV total return of UHN of (1.76)% and the expected total return based on the Benchmark Futures Contract of (1.65)% was an error over the time period of (0.11)%, which is to say that UHN’s actual total return underperformed the benchmark result by that percentage. UHN incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UHN to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the three months ended March 31, 2014, the actual total return of UHN as measured by changes in its per share NAV was 0.00%. This was based on an initial per share NAV of $33.14 as of December 31, 2013 and an ending per share NAV as of March 31, 2014 of $33.14. During this time period, UHN made no distributions to its shareholders. However, if UHN’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UHN would have had an estimated per share NAV of $33.23 as of March 31, 2014, for a total return over the relevant time period of 0.27%. The difference between the actual per share NAV total return of UHN of 0.00% and the expected total return based on the Benchmark Futures Contract of 0.27% was an error over the time period of (0.27)%, which is to say that UHN’s actual total return underperformed the benchmark result by that percentage. UHN incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UHN to track slightly lower than daily changes in the price of the Benchmark Futures Contract. USCF believes that a portion of the difference between the actual total return and the expected total return can be contributed to the net impact of the expenses that UHN pays, offset in part by the income that UHN collects on its cash and cash equivalent holdings.

There are currently three factors that have impacted or are most likely to impact UHN’s ability to accurately track its Benchmark Futures Contract.

First, UHN may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UHN executes the trade. In that case, UHN may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UHN to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2015, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UHN to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UHN’s attempt to track the Benchmark Futures Contract over time.

Second, UHN incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UHN to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, UHN earns dividend and interest income on its cash, cash equivalents and Treasuries. UHN is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2015. Interest payments, and any other income, were retained within the portfolio and added to UHN’s NAV. When this income exceeds the level of UHN’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UHN will realize a net yield that will tend to cause daily changes in the per share NAV of UHN to track slightly higher than daily changes in the Benchmark Futures Contract.  If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by UHN will continue to be higher than interest earned by UHN. As such, USCF anticipates that UHN will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by UHN.

Third, UHN may hold Other Diesel-Heating Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UHN that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2015, UHN did not hold any Other Diesel-Heating Oil-Related Investments. If UHN increases in size, and due to its obligations to comply with regulatory limits, UHN may invest in Other Diesel-Heating Oil-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the next month diesel-heating oil futures contract from the dollar price of the near month diesel-heating oil futures contract. If the resulting number is a positive number, then the price of the near month contract is higher than the price of the next month and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the price of the next month and the market could be described as being in contango. The chart below shows the results from subtracting the next month contract price from the price of the near month contract for the 10-year period between March 31, 2005 and March 31, 2015. Investors will note that the near month diesel-heating oil futures contract spent time in both backwardation and contango. Investors will further note that the markets display a seasonal pattern that corresponds to the seasonal demand patterns for diesel-heating oil mentioned above. That is, in many, but not all cases, the price of the near month is higher than the next month (or if the near month is lower, the degree that it is below the next month is smaller) during the middle of the winter months as the price of diesel-heating oil for delivery in those winter months rises to meet peak demand. At the same time, the price of the near month contract, when that month is just before the onset of fall, does not rise as far or as fast as the price of a next month contract whose delivery falls closer to the start of the winter season.

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UHN is not to have the market price of its shares match, dollar for dollar, changes in the spot price of diesel-heating oil, contango and backwardation have impacted the total return on an investment in UHN shares during the past year relative to a hypothetical direct investment in diesel-heating oil. For example, an investment in UHN shares made on December 31, 2014 and held to March 31, 2015 decreased based upon the changes in the per share NAV for UHN shares on those days by approximately 1.76%, while the spot price of diesel-heating oil for immediate delivery during the same period decreased by 6.85%. By comparison, an investment in UHN shares made on December 31, 2013 and held to March 31, 2014 remained unchanged, while the spot price of diesel-heating oil for immediate delivery during the same period decreased by 4.42%. (note: this comparison ignores the potential costs associated with physically owning and storing diesel-heating oil, which could be substantial).

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

Heating Oil Market. During the three months ended March 31, 2015, the price of heating oil in the United States was impacted by several factors. In particular, lower crude oil prices drove the price for heating oil down.

Crude Oil Market. During the three months ended March 31, 2015, crude oil prices were impacted by several factors. WTI crude oil inventories grew to 471.4 million barrels by the end of March, 24% higher than the same week a year earlier, and the highest levels since the EIA began reporting storage data in 1982. Record inventory levels were set for many weeks in the quarter as crude supplies consistently grew. The Organization of the Petroleum Exporting Countries’ (“OPEC”) decision in late 2014 to maintain production levels despite falling demand led to an oversupplied market. Continuing concerns about the political negotiations with Iran, as well as security concerns in Yemen, Libya and Iraq, have left the market subject to bouts of heightened volatility. United States crude oil prices finished the first quarter of 2015 approximately 10.64% lower than at the beginning of the year. USCF believes that global inventories are likely to stabilize later in the year and record production growth should eventually be curtailed by low prices. However, should supply continue growing or should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could fall further, while disruptions due to conflicts in the Middle East would likely have the opposite effect.

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

For the ten-year time period between March 31, 2005 and March 31, 2015, the table below compares the monthly movements of diesel-heating oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of diesel-heating oil on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. government bonds, global equities or natural gas. However, movements in diesel-heating oil had a strong correlation to movements in crude oil and unleaded gasoline.

Correlation Matrix March 31, 2005-2015*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Natural Gas	Diesel- Heating Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.314)	0.959	0.453	0.350	0.108	0.418
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.289)	(0.340)	(0.297)	(0.013)	(0.285)
Global Equities (FTSE World Index)			1.000	0.534	0.410	0.154	0.487
Crude Oil				1.000	0.741	0.289	0.790
Unleaded Gasoline					1.000	0.236	0.760
Natural Gas						1.000	0.339
Diesel-Heating Oil							1.000

Source: Bloomberg, NYMEX

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the shorter one-year period ended March 31, 2015, diesel-heating oil was neither strongly correlated nor inversely correlated with natural gas. . However, movements in diesel-heating oil had a strong correlation to large cap U.S. equities, global equities, crude oil, and unleaded gasoline and a negative correlation to U.S. government bonds.

Correlation Matrix 12 months ended March 31, 2015*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Natural Gas	Diesel- Heating Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.414)	0.924	0.331	0.405	0.393	0.685
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.327)	(0.335)	(0.370)	(0.009)	(0.565)
Global Equities (FTSE World Index)			1.000	0.468	0.631	0.451	0.785
Crude Oil				1.000	0.815	0.471	0.582
Unleaded Gasoline					1.000	0.554	0.749
Natural Gas						1.000	0.328
Diesel-Heating Oil							1.000

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

USCF has evaluated the nature and types of estimates that it makes in preparing UHN’s condensed financial statements and related disclosures and has determined that the valuation of its investments, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and OTC contracts) involves a critical accounting policy. The values which are used by UHN for its Futures Contracts are provided by its commodity broker who uses market prices when available, while OTC contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, UHN estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

Liquidity and Capital Resources

UHN has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. UHN has met, and it is anticipated that UHN will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments, or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. UHN’s liquidity needs include: redeeming shares, providing margin deposits for its existing Futures Contracts or the purchase of additional Futures Contracts and posting collateral for its OTC contracts, if applicable, and payment of its expenses, summarized below under “Contractual Obligations.”

UHN currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UHN has allocated substantially all of its net assets to trading in Diesel-Heating Oil Interests. UHN invests in Diesel-Heating Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Diesel-Heating Oil-Related Investments. A significant portion of UHN’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Diesel-Heating Oil Interests. The balance of the assets is held in UHN’s account at its custodian bank and in Treasuries at the FCM. Income received from UHN’s money market funds and Treasuries is paid to UHN. During the three months ended March 31, 2015, UHN’s expenses exceeded the income UHN earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2015, UHN used other assets to pay expenses which would cause a decrease in UHN’s NAV over time. To the extent expenses exceed income, UHN’s NAV will be negatively impacted.

UHN’s investments in Diesel-Heating Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UHN from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2015, UHN did not purchase or liquidate any of its positions while daily limits were in effect; however, UHN cannot predict whether such an event may occur in the future.

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

If, in the future, UHN purchases OTC contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC contracts.

As of March 31, 2015, UHN held cash deposits and investments in Treasuries and money market funds in the amount of $5,000,042 with the custodian and FCM. Some or all of this amount may be subject to loss should UHN’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of March 31, 2015, UHN had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UHN. While UHN’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UHN’s financial position.

European Sovereign Debt

UHN had no direct exposure to European sovereign debt as of March 31, 2015 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

USCF pays the fees of UHN’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of UHN’s condensed financial statements and its SEC, NFA and CFTC reports. USCF and UHN have also entered into a licensing agreement with the NYMEX pursuant to which UHN and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee to the NYMEX. UHN also pays the fees and expenses associated with its tax accounting and reporting requirements. USCF has voluntarily agreed to pay certain expenses normally borne by UHN to the extent that such expenses exceed 0.15% (15 basis points) of UHN’s NAV, on an annualized basis, through at least June 30, 2015. USCF has no obligation to continue such payments into subsequent periods. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

In addition to USCF’s management fee, UHN pays its brokerage fees (including fees to a FCM), OTC dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of shares, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of UHN’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to a FCM are on a contract-by-contract, or round turn, basis. UHN also pays a portion of the fees and expenses of the independent directors of USCF. See Note 3 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

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

As of March 31, 2015, UHN’s portfolio consisted of 74 Heating Oil Futures HO Contracts traded on the NYMEX. As of March 31, 2015, UHN did not hold any Futures Contracts traded on ICE Futures. For a list of UHN’s current holdings, please see UHN’s website at www.unitedstatescommodityfunds.com.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives

UHN may purchase OTC contracts. Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an OTC contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

UHN may enter into certain transactions where an OTC component is exchanged for a corresponding futures contract (“Exchange for Risk” or “EFR transaction”). In the most common type of EFR transaction entered into by UHN, the OTC component is the purchase or sale of one or more baskets of UHN shares. These EFR transactions may expose UHN to counterparty risk during the interim period between the execution of the OTC component and the exchange for a corresponding futures contract. Generally, the counterparty risk from the EFR transaction will exist only on the day of execution.

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

During the three month reporting period ended March 31, 2015, UHN limited its OTC activities to EFR transactions.

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

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in UHN’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on March 26, 2015.

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

Date: May 13, 2015

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 13, 2015

