Form 10-Q
period 2015-06-30
United States Diesel-Heating Oil Fund, LP
filed 2015-08-12
CIK 1396877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2015.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34016

United States Diesel-Heating Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-8837345
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 250,000 shares outstanding as of August 10, 2015.

UNITED STATES DIESEL-HEATING OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements.

United States Diesel-Heating Oil Fund, LP

Condensed Statements of Financial Condition

At June 30, 2015 (Unaudited) and December 31, 2014

	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents (Notes 2 and 5)	$5,079,253	$2,780,596
Equity in trading accounts:
Cash and cash equivalents	520,691	419,877
Unrealized gain (loss) on open commodity futures contracts	(4,906)	(188,748)
Receivable from General Partner (Note 3)	40,012	66,534
Dividends receivable	59	61
Directors' fees and insurance receivable	113	–
Prepaid registration fees	205,399	209,018

Total assets	$5,840,621	$3,287,338

Liabilities and Partners' Capital
General Partner management fees payable (Note 3)	$2,872	$1,758
Professional fees payable	27,840	56,226
Brokerage commissions payable	132	132
Directors' fees and insurance payable	–	12
License fees payable	227	147

Total liabilities	31,071	58,275

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	–	–
Limited Partners	5,809,550	3,229,063
Total Partners' Capital	5,809,550	3,229,063

Total liabilities and partners' capital	$5,840,621	$3,287,338

Limited Partners' shares outstanding	250,000	150,000
Net asset value per share	$23.24	$21.53
Market value per share	$23.32	$21.58

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2015

		Unrealized
		Gain (Loss) on
	Number of	Open Commodity	% of Partners'
	Contracts	Contracts	Capital

Open Futures Contracts - Long
United States Contracts
NYMEX Heating Oil Futures HO August 2015 contracts, expiring July 2015*	73	$(4,906)	(0.08)

	Principal	Market
	Amount	Value
Cash Equivalents
United States - Money Market Funds
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	$1,801,936	$1,801,936	31.02

* Collateral amounted to $520,691 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2015 and 2014

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014

Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$640,123	$192,003	$345,551	$285,365
Change in unrealized gain (loss) on open positions	(107,155)	(120,485)	183,842	(203,338)
Dividend income	179	200	357	415
Interest income	241	91	381	178
ETF transaction fees	–	350	700	350

Total income (loss)	533,388	72,159	530,831	82,970

Expenses
General Partner management fees (Note 3)	8,737	6,591	15,187	13,955
Professional fees	21,456	31,486	36,847	62,626
Brokerage commissions	1,438	696	2,737	1,478
Directors' fees and insurance	191	322	409	645
License fees	219	165	380	349
Registration fees	1,820	1,820	3,620	3,620

Total expenses	33,861	41,080	59,180	82,673

Expense waiver (Note 3)	(22,941)	(29,292)	(40,012)	(59,459)

Net expenses	10,920	11,788	19,168	23,214

Net income (loss)	$522,468	$60,371	$511,663	$59,756
Net income (loss) per limited partnership share	$2.09	$0.49	$1.71	$0.49
Net income (loss) per weighted average limited partnership share	$2.09	$0.46	$2.26	$0.42
Weighted average limited partnership shares outstanding	250,000	131,868	226,796	140,884

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the six months ended June 30, 2015

	General Partner	Limited Partners	Total

Balances, at December 31, 2014	$–	$3,229,063	$3,229,063
Addition of 100,000 partnership shares	–	2,068,824	2,068,824
Net income (loss)	–	511,663	511,663

Balances, at June 30, 2015	$–	$5,809,550	$5,809,550

Net Asset Value Per Share:
At December 31, 2014	$21.53
At June 30, 2015	$23.24

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2015 and 2014

	Six months ended June 30, 2015	Six months ended June 30, 2014
Cash Flows from Operating Activities:
Net income (loss)	$511,663	$59,756
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in open commodity futures trading account - cash and cash equivalents	(100,814)	(88,842)
Unrealized (gain) loss on open futures contracts	(183,842)	203,338
(Increase) decrease in receivable from General Partner	26,522	41,349
(Increase) decrease in dividends receivable	2	12
(Increase) decrease in directors' fees and insurance receivable	(113)	(241)
(Increase) decrease in prepaid registration fees	3,619	3,619
Increase (decrease) in General Partner management fees payable	1,114	(856)
Increase (decrease) in professional fees payable	(28,386)	(47,692)
Increase (decrease) in brokerage commissions payable	–	(45)
Increase (decrease) in directors' fees and insurance payable	(12)	(97)
Increase (decrease) in license fees payable	80	(50)
Net cash provided by (used in) operating activities	229,833	170,251
Cash Flows from Financing Activities:
Addition of partnership shares	2,068,824	–
Redemption of partnership shares	–	(1,667,677)
Net cash provided by (used in) financing activities	2,068,824	(1,667,677)

Net Increase (Decrease) in Cash and Cash Equivalents	2,298,657	(1,497,426)

Cash and Cash Equivalents, beginning of period	2,780,596	4,441,883
Cash and Cash Equivalents, end of period	$5,079,253	$2,944,457

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended June 30, 2015 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Diesel-Heating Oil Fund, LP (“UHN”) was organized as a limited partnership under the laws of the state of Delaware on April 13, 2007. UHN is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, UHN’s shares traded on the American Stock Exchange (the “AMEX”). UHN will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership, as amended March 1, 2013 (the “LP Agreement”). The investment objective of UHN is for the daily changes in daily percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the price of heating oil (also known as No. 2 fuel oil) for delivery to the New York harbor, as measured by the daily changes in the price of the futures contract for heating oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less UHN’s expenses. It is not the intent of UHN to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of heating oil or any particular futures contract based on heating oil. It is not the intent of UHN to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of UHN, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Diesel-Heating Oil-Related Investments (as defined below). UHN accomplishes its objective through investments in futures contracts for diesel-heating oil, crude oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other diesel-heating oil-related investments such as cash-settled options on Futures Contracts, forward contracts for diesel-heating oil and over-the-counter (“OTC”) transactions that are based on the price of diesel-heating oil, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Diesel-Heating Oil-Related Investments”). As of June 30, 2015, UHN held 73 Futures Contracts for heating oil traded on the NYMEX and did not hold any Futures Contracts for heating oil on the ICE Futures.

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

In addition, Authorized Participants pay UHN a $350 fee for each order placed to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”), consisting of 50,000 shares. Shares may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Shares purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per share NAV of UHN but rather at market prices quoted on such exchange.

In April 2008, UHN initially registered 10,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 9, 2008, UHN listed its shares on the AMEX under the ticker symbol “UHN.” On that day, UHN established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. UHN also commenced investment operations on April 9, 2008 by purchasing Futures Contracts traded on the NYMEX based on heating oil. As a result of the acquisition of the AMEX by NYSE Euronext, UHN commenced trading on the NYSE Arca on November 25, 2008. As of June 30, 2015, UHN had registered a total of 60,000,000 shares.

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

In accordance with GAAP, UHN is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UHN files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UHN is not subject to income tax return examinations by major taxing authorities for years before 2011. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UHN recording a tax liability that reduces net assets. However, UHN’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UHN recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2015.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at June 30, 2015.

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

Ongoing Registration Fees and Other Offering Expenses

UHN pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2015 and 2014, UHN incurred $3,620 and $3,620, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

UHN is responsible for paying its portion of the directors’ and officers’ liability insurance for UHN and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UHN and the Related Public Funds. UHN shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2015 are estimated to be a total of $700 for UHN and $569,300 for UHN and the Related Public Funds.

Licensing Fees

As discussed in Note 4 below, UHN entered into a licensing agreement with the NYMEX on May 30, 2007, as amended on October 20, 2011. Pursuant to the agreement, UHN and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2015 and 2014, UHN incurred $380 and $349, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UHN’s audit expenses and tax accounting and reporting requirements are paid by UHN. These costs are estimated to be $63,000 for the year ending December 31, 2015.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UHN pays all brokerage fees and other expenses in connection with the operation of UHN, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF has voluntarily agreed to pay certain expenses normally borne by UHN to the extent that such expenses exceed 0.15% (15 basis points) of UHN’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the six months ended June 30, 2015, USCF waived $40,012 of UHN’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements below.

NOTE 4 — CONTRACTS AND AGREEMENTS

UHN is party to a marketing agent agreement, dated as of March 10, 2008, as amended from time to time, with the Marketing Agent and USCF, whereby the Marketing Agent provides certain marketing services for UHN as outlined in the agreement. The fee of the Marketing Agent, which is borne by USCF, is equal to 0.06% on UHN’s assets up to $3 billion and 0.04% on UHN’s assets in excess of $3 billion. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services exceed 10% of the gross proceeds of UHN’s offering.

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

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to UHN and each of the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of the Related Public Funds’ combined net assets, (b) 0.0465% for the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once the Related Public Funds’ combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also pays BBH&Co. transaction fees ranging from $7 to $15 per transaction.

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

	For the six months ended June 30, 2015	For the six months ended June 30, 2014
Total commissions accrued to brokers	$2,737	$1,478
Total commissions as an annualized percentage of total net assets	0.11%	0.06%
Commissions accrued as a result of rebalancing	$2,645	$1,437
Percentage of commissions accrued as a result of rebalancing	96.64%	97.23%
Commissions accrued as a result of creation and redemption activity	$92	$41
Percentage of commissions accrued as a result of creation and redemption activity	3.36%	2.77%

The increase in the total commissions accrued to brokers for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, was a result of a greater number of futures contracts being held and traded as a result of UHN’s higher total net assets.

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

All of the futures contracts held by UHN through June 30, 2015 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC transactions since, in OTC transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UHN were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UHN has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UHN bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UHN’s cash in money market funds that seek to maintain a stable per share NAV. UHN is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2015 and December 31, 2014, UHN held investments in money market funds in the amounts of $1,801,936 and $1,801,936, respectively. UHN also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of June 30, 2015 and December 31, 2014, UHN held cash deposits and investments in Treasuries in the amounts of $3,798,008 and $1,398,537, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should UHN’s custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the six months ended June 30, 2015 and 2014 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the six months ended June 30, 2015 (Unaudited)	For the six months ended June 30, 2014 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$21.53	$33.14
Total income (loss)	1.79	0.65
Net expenses	(0.08)	(0.16)
Net increase (decrease) in net asset value	1.71	0.49
Net asset value, end of period	$23.24	$33.63

Total Return	7.94%	1.48%

Ratios to Average Net Assets
Total income (loss)	10.40%	1.77%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	1.74%	2.95%
Expenses waived*	(1.58)%	(2.56)%
Net expenses excluding management fees*	0.16%	0.40%
Net income (loss)	10.02%	1.27%

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

The following table summarizes the valuation of UHN’s securities at June 30, 2015 using the fair value hierarchy:

At June 30, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$1,801,936	$1,801,936	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(4,906)	(4,906)	—	—

During the six months ended June 30, 2015, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UHN’s securities at December 31, 2014 using the fair value hierarchy:

At December 31, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$1,801,936	$1,801,936	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(188,748)	(188,748)	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2015	Fair Value At December 31, 2014
Futures - Commodity Contracts	Assets	$(4,906)	$(188,748)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended June 30, 2015		For the six months ended June 30, 2014
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$345,551		$285,365
	Change in unrealized gain (loss) on open contracts		$183,842		$(203,338)

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

Regulatory Disclosure

Impact of Accountability Levels, Position Limits and Price Fluctuation Limits. Futures contracts include typical and significant characteristics. Most significantly, the futures exchanges and, for certain contracts, the Commodity Futures Trading Commission (the “CFTC”) has established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by UHN is not) may hold, own or control. The net position is the difference between an individual’s or firm’s open long contracts and open short contracts in any one commodity. In addition, most U.S.-based futures exchanges, such as the NYMEX, limit the daily price fluctuation for futures contracts. Currently, the ICE Futures imposes position and accountability limits that are similar to those imposed by U.S.-based futures exchanges and also limits the maximum daily price fluctuation, while some other non-U.S. futures exchanges have not adopted such limits.

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on US-based exchanges such as the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 5,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts for investments in futures contracts for heating oil. In addition, ICE Futures maintains the same accountability levels, position limits and monitoring authority for its heating oil contract as the NYMEX. If UHN and the Related Public Funds exceed these accountability levels for investments in the futures contracts for diesel-heating oil, the NYMEX and ICE Futures will monitor UHN’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UHN and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UHN could be ordered to reduce its aggregate net position back to the accountability level. As of June 30, 2015, UHN held 73 Heating Oil Futures HO Contracts traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures. For the six months ended June 30, 2015, UHN did not exceed accountability levels imposed by the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UHN will run up against such position limits because UHN’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the six months ended June 30, 2015, UHN did not exceed any position limits imposed by the NYMEX and the ICE Futures.

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

The CFTC has proposed to adopt limits on speculative positions in 28 physical commodity futures and option contracts and swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets and rules addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Position Limit Rules”). The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (“DCMs”) and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: over-the-counter (“OTC”), DCMs, SEFs as well as non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times.

Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, UHN may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in OTC swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Position Limit Rules affect UHN, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of UHN to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of UHN.

Based on its current understanding of the Position Limit Rules, USCF does not anticipate significant negative impact on the ability of UHN to achieve its investment objective.

“Swap” Transactions

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) imposes regulatory requirements on certain “swap” transactions that UHN is authorized to engage in that may ultimately impact the ability of UHN to meet its investment objective. The term “swap” is broadly defined to include various types of OTC derivatives, including swaps and options.

CFTC regulations require that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“CCPs”). “Clearing” refers to the process by which a trade that is bilaterally executed by two parties is submitted to a CCP, via a clearing member (i.e., a “futures commission merchant” or “FCM”), and replaced by two mirror swaps, with the CCP becoming the counterparty to both of the initial parties to the swap. CCPs have several layers of protection against default including margin, member capital contributions and FCM guarantees of their customers’ transactions with the CCP. FCMs also pre-qualify the counterparties to all swaps that are sent to the CCP from a credit perspective, setting limits for each counterparty and collecting initial and variation margin daily from each counterparty for changes in the value of cleared swaps. The margin collected from both parties to the swap protects against credit risk in the event a counterparty defaults. The initial and variation margin requirements are set by and held for the benefit of the CCP. Additional initial margin may be required and held by the FCM, due to its guarantees of its customers’ trades with the CCP.

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

As of June 10, 2013, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in financial activities are required to clear certain index-based credit default swaps and interest rate swaps. As a result, if UHN enters into index-based credit default swaps or interest rate swaps that are subject to mandatory clearing, UHN will be required to centrally clear those swaps. The CFTC is expected to subject other types of swaps to mandatory clearing in the future and it is possible that UHN will be required to centrally clear certain OTC instruments that are presently entered into and settled on a bi-lateral basis.

To the extent that a swap is required to be cleared, it must also be executed on a SEF or DCM if it is designated as “made available to trade” by a SEF or DCM. “Made available to trade” refers to the regulatory process by which the SEF or DCM execution requirement is implemented by the CFTC. To date, only certain of the index-based credit default swaps and interest rate swaps that are required to be cleared are made available to trade on a SEF. If UHN enters into index-based credit default swaps or interest rate swaps that are subject to mandatory clearing, UHN will be required to execute those swaps on a SEF if they are designated as made available to trade.

Swaps that are not required to be cleared and executed on a SEF but that are executed bilaterally are also subject to various requirements pursuant to CFTC regulations, including, among others, reporting and recordkeeping requirements and, depending on the status of the counterparties, trading documentation requirements and dispute resolution requirements. In addition, U.S. regulators are in the process of adopting rules to impose initial and variation margin requirements that will apply to swap dealers and major swap participants and their counterparties. If UHN engages in non-cleared swap transactions it may be subject to some or all of these requirements.

In addition to the rules and regulations imposed under the Dodd-Frank Act, swap dealers that are European banks may also be subject to European Market Infrastructure Regulation (“EMIR”). EMIR imposes requirements on non-cleared derivatives that are similar to those imposed by the CFTC and other regulators in the United States and which are described above. UHN may be indirectly impacted by EMIR to the extent that it engages in derivatives transactions with entities that are subject to EMIR.

On August 12, 2013, the CFTC issued final rules establishing compliance obligations for commodity pool operators (“CPOs”) of investment companies registered under the Investment Company Act of 1940, as amended (the “Investment Company Act”) that are required to register due to recent changes to CFTC Regulation 4.5. The final rules were issued in a CFTC release entitled “Harmonization of Compliance Obligations for Registered Investment Companies Required to Register as Commodity Pool Operators.” Although UHN is not a registered investment company under the Investment Company Act, the Harmonization Rules amended certain CFTC disclosure rules to make the requirements for all CPOs to periodically update their disclosure documents consistent with those of the SEC. This change will decrease the burden to UHN and USCF of having to comply with inconsistent regulatory requirements. It is not known whether the CFTC will make additional amendments to its disclosure, reporting and recordkeeping rules to further harmonize these obligations with those of the SEC as they apply to UHN and USCF, but any such further rule changes could result in additional operating efficiencies for UHN and USCF.

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

Price Movements

Diesel-heating oil futures prices were volatile during the six months ended June 30, 2015 and ended lower than the start of the period. The price of the Benchmark Futures Contract started the period at $1.8336 per gallon. It hit a peak on May 6, 2015 at a price of $2.016 per gallon. The low of the period was on January 20, 2015 when the price dropped to $1.5905 per gallon. The period ended with the Benchmark Futures Contract at $1.8899 per gallon, an increase of approximately 3.07% over the period. UHN’s per share NAV began the period at $21.53 and ended the period at $23.24 on June 30, 2015, an increase of 7.94% over the period. UHN’s per share NAV reached its high for the period on May 6, 2015 at $24.93 and reached its low for the period on January 20, 2015 at $18.99. The Benchmark Futures Contract prices listed above began with the February 2015 contract and ended with August 2015 contract. The increase of approximately 3.07% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UHN seeks to track, which are more fully described below in the section titled “Tracking UHN’s Benchmark.”

During the six months ended June 30, 2015, the diesel-heating oil futures market exhibited states of both backwardation and contango. On days when the market is in backwardation, the price of the near month heating oil Futures Contract is typically higher than the price of the next month diesel-heating oil Futures Contract, or contracts further away from expiration. During periods of contango, the price of the near month heating oil Futures Contract is typically lower than the price of the next month heating oil Futures Contract, or contracts further away from expiration. For a discussion of the impact of contango and backwardation on total returns, see “Term Structure of Diesel-Heating Oil Futures Prices and the Impact on Total Returns” below.

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

Since its initial offering of 10,000,000 shares, UHN has registered one subsequent offering of its shares: 50,000,000 shares which were registered with the SEC on April 30, 2010. Shares offered by UHN in the subsequent offering were sold by it for cash at the shares’ per share NAV as described in the applicable prospectus. As of June 30, 2015, UHN had issued 1,150,000 shares, 250,000 of which were outstanding.  As of June 30, 2015, there were 58,850,000 shares registered but not yet issued.

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

As of June 30, 2015, UHN had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., NewEdge USA LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC and Virtu Financial Capital Markets.

For the Six Months ended June 30, 2015 Compared to the Six Months ended June 30, 2014

	For the six months ended June 30, 2015	For the six months ended June 30, 2014
Average daily total net assets	$5,104,260	$4,690,296
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$738	$593
Annualized yield based on average daily total net assets	0.03%	0.03%
Management fee	$15,187	$13,955
Total fees and other expenses excluding management fees	$43,993	$68,718
Fees and expenses related to the registration or offering of additional shares	$3,620	$3,620
Total amount of the expense waiver	$40,012	$59,459
Expenses before allowance for the expense waiver	$59,180	$82,673
Expenses after allowance for the expense waiver	$19,168	$23,214
Total commissions accrued to brokers	$2,737	$1,478
Total commissions as annualized percentage of average total net assets	0.11%	0.06%
Commissions accrued as a result of rebalancing	$2,645	$1,437
Percentage of commissions accrued as a result of rebalancing	96.64%	97.23%
Commissions accrued as a result of creation and redemption activity	$92	$41
Percentage of commissions accrued as a result of creation and redemption activity	3.36%	2.77%

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

Average interest rates earned on short-term investments held by UHN, including cash equivalents and Treasuries, were similar during the six months ended June 30, 2015, compared to the six months ended June 30, 2014. As a result, the amount of income earned by UHN as a percentage of average total net assets was similar during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014.

The decrease in UHN’s total fees and expenses excluding management fees for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, was due to a decrease in certain of UHN’s operating expenses.

The increase in the total commissions accrued to brokers by UHN for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, was due to a greater number of contracts held and traded.

For the Three Months ended June 30, 2015 Compared to the Three Months ended June 30, 2014

	For the three months ended June 30, 2015	For the three months ended June 30, 2014
Average daily total net assets	$5,840,419	$4,406,060
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$420	$291
Annualized yield based on average daily total net assets	0.03%	0.03%
Management fee	$8,737	$6,591
Total fees and other expenses excluding management fees	$25,124	$34,489
Fees and expenses related to the registration or offering of additional shares	$1,820	$1,820
Total amount of the expense waiver	$22,941	$29,292
Expenses before allowance for the expense waiver	$33,861	$41,080
Expenses after allowance for the expense waiver	$10,920	$11,788
Total commissions accrued to brokers	$1,438	$696
Total commissions as annualized percentage of average total net assets	0.10%	0.06%
Commissions accrued as a result of rebalancing	$1,438	$655
Percentage of commissions accrued as a result of rebalancing	100%	94.11%
Commissions accrued as a result of creation and redemption activity	$–	$41
Percentage of commissions accrued as a result of creation and redemption activity	–%	5.89%

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

Average interest rates earned on short-term investments held by UHN, including cash equivalents and Treasuries, were similar during the three months ended June 30, 2015, compared to the three months ended June 30, 2014. As a result, the amount of income earned by UHN as a percentage of average total net assets was similar during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014.

The decrease in UHN’s total fees and expenses excluding management fees for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, was due to a decrease in certain of UHN’s operating expenses.

The increase in the total commissions accrued to brokers by UHN for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, was due to a greater number of contracts held and traded.

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

For the 30-valuation days ended June 30, 2015, the simple average daily change in the Benchmark Futures Contract was (0.165)%, while the simple average daily change in the per share NAV of UHN over the same time period was (0.166)%. The average difference was (0.001)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in tracking by the per share NAV was (1.149)%, meaning that over this time period UHN’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UHN’s shares to the public on April 9, 2008 to June 30, 2015, the simple average daily change in the Benchmark Futures Contract was (0.021)%, while the simple average daily change in the per share NAV of UHN over the same time period was (0.023)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.853)%, meaning that over this time period UHN’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in UHN’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes for the last 30 valuation days ended June 30, 2015; the second graph measures monthly changes from June 30, 2010 through June 30, 2015.

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

For the six months ended June 30, 2015, the actual total return of UHN as measured by changes in its per share NAV was 7.94%. This is based on an initial per share NAV of $21.53 as of December 31, 2014 and an ending per share NAV as of June 30, 2015 of $23.24. During this time period, UHN made no distributions to its shareholders. However, if UHN’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UHN would have had an estimated per share NAV of $23.28 as of June 30, 2015, for a total return over the relevant time period of 8.13%. The difference between the actual per share NAV total return of UHN of 7.94% and the expected total return based on the Benchmark Futures Contract of 8.13% was an error over the time period of (0.19)%, which is to say that UHN’s actual total return underperformed the benchmark result by that percentage. UHN incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UHN to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the six months ended June 30, 2014, the actual total return of UHN as measured by changes in its per share NAV was 1.48%. This was based on an initial per share NAV of $33.14 as of December 31, 2013 and an ending per share NAV as of June 30, 2014 of $33.63. During this time period, UHN made no distributions to its shareholders. However, if UHN’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UHN would have had an estimated per share NAV of $33.82 as of June 30, 2014, for a total return over the relevant time period of 2.05%. The difference between the actual per share NAV total return of UHN of 1.48% and the expected total return based on the Benchmark Futures Contract of 2.05% was an error over the time period of (0.57)%, which is to say that UHN’s actual total return underperformed the benchmark result by that percentage. UHN incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UHN to track slightly lower than daily changes in the price of the Benchmark Futures Contract. USCF believes that a portion of the difference between the actual total return and the expected total return can be contributed to the net impact of the expenses that UHN pays, offset in part by the income that UHN collects on its cash and cash equivalent holdings.

There are currently three factors that have impacted or are most likely to impact UHN’s ability to accurately track its Benchmark Futures Contract.

First, UHN may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UHN executes the trade. In that case, UHN may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UHN to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2015, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UHN to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UHN’s attempt to track the Benchmark Futures Contract over time.

Second, UHN incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UHN to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, UHN earns dividend and interest income on its cash, cash equivalents and Treasuries. UHN is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2015. Interest payments, and any other income, were retained within the portfolio and added to UHN’s NAV. When this income exceeds the level of UHN’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UHN will realize a net yield that will tend to cause daily changes in the per share NAV of UHN to track slightly higher than daily changes in the Benchmark Futures Contract.  If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by UHN will continue to be higher than interest earned by UHN. As such, USCF anticipates that UHN will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by UHN.

Third, UHN may hold Other Diesel-Heating Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UHN that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2015, UHN did not hold any Other Diesel-Heating Oil-Related Investments. If UHN increases in size, and due to its obligations to comply with regulatory limits, UHN may invest in Other Diesel-Heating Oil-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the next month diesel-heating oil futures contract from the dollar price of the near month diesel-heating oil futures contract. If the resulting number is a positive number, then the price of the near month contract is higher than the price of the next month and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the price of the next month and the market could be described as being in contango. The chart below shows the results from subtracting the next month contract price from the price of the near month contract for the 10-year period between June 30, 2005 and June 30, 2015. Investors will note that the near month diesel-heating oil futures contract spent time in both backwardation and contango. Investors will further note that the markets display a seasonal pattern that corresponds to the seasonal demand patterns for diesel-heating oil mentioned above. That is, in many, but not all cases, the price of the near month is higher than the next month (or if the near month is lower, the degree that it is below the next month is smaller) during the middle of the winter months as the price of diesel-heating oil for delivery in those winter months rises to meet peak demand. At the same time, the price of the near month contract, when that month is just before the onset of fall, does not rise as far or as fast as the price of a next month contract whose delivery falls closer to the start of the winter season.

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UHN is not to have the market price of its shares match, dollar for dollar, changes in the spot price of diesel-heating oil, contango and backwardation have impacted the total return on an investment in UHN shares during the past year relative to a hypothetical direct investment in diesel-heating oil. For example, an investment in UHN shares made on December 31, 2014 and held to June 30, 2015 increased based upon the changes in the per share NAV for UHN shares on those days by approximately 7.94%, while the spot price of diesel-heating oil for immediate delivery during the same period increased by 3.07%. By comparison, an investment in UHN shares made on December 31, 2013 and held to June 30, 2014 increased based upon the changes in the per share NAV for UHN shares on those days by approximately 1.48%, while the spot price of diesel-heating oil for immediate delivery during the same period decreased by 2.93% (note: this comparison ignores the potential costs associated with physically owning and storing diesel-heating oil, which could be substantial).

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

Heating Oil Market. During the six months ended June 30, 2015, the price of heating oil in the United States was impacted by several factors. In particular, a strong temporary recovery in crude oil prices from late March to early May drove heating prices higher.

Crude Oil Market. During the six months ended June 30, 2015, crude oil prices were impacted by several factors. Crude oil inventories grew to 465.4 million barrels by the end of June, 21% higher than the same week a year earlier.  Global storage remained near the peak level of 491 million barrels reported in April, the highest volume since the EIA began reporting storage data in 1982. The amount of crude in storage increased consistently from the start of the year (when inventories were 22% lower) to late April before beginning to decline on moderately reduced output from shale producers and other sources.  The Organization of Petroleum Exporting Countries’ (“OPEC”) decision in late 2014 to maintain production levels despite falling demand led to the oversupplied market. Continuing concerns about the political negotiations with Iran, as well as security concerns in Yemen, Libya and Iraq, have left the market subject to bouts of heightened volatility. United States crude oil prices finished the first half of 2015 approximately 11.6% higher than at the beginning of the year.  Prices rose as investors speculated that global inventories may stabilize later in the year and record production growth should eventually be curtailed by a price range that is significantly lower than it was one year ago. However, should supply continue to grow or should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could fall further, while disruptions due to conflicts in the Middle East would likely have the opposite effect.

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

For the ten-year time period between June 30, 2005 and June 30, 2015, the table below compares the monthly movements of diesel-heating oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of diesel-heating oil on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. government bonds, global equities or natural gas. However, movements in diesel-heating oil had a strong correlation to movements in crude oil and unleaded gasoline.

Correlation Matrix June 30, 2005-2015*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Natural Gas	Diesel- Heating Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.308)	0.959	0.439	0.348	0.102	0.417
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.282)	(0.343)	(0.295)	(0.009)	(0.281)
Global Equities (FTSE World Index)			1.000	0.525	0.409	0.149	0.488
Crude Oil				1.000	0.740	0.276	0.789
Unleaded Gasoline					1.000	0.229	0.762
Natural Gas						1.000	0.325
Diesel-Heating Oil							1.000

Source: Bloomberg, NYMEX

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the shorter one-year period ended June 30, 2015, diesel-heating oil was neither strongly correlated nor inversely correlated with natural gas. However, movements in diesel-heating oil had a strong correlation to global equities, crude oil, and unleaded gasoline and a negative correlation to large cap U.S. equities and U.S. government bonds.

Correlation Matrix 12 months ended June 30, 2015*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Natural Gas	Diesel- Heating Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.297)	0.900	0.145	0.329	0.299	0.622
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.261)	(0.452)	(0.452)	(0.155)	(0.571)
Global Equities (FTSE World Index)			1.000	0.393	0.599	0.375	0.774
Crude Oil				1.000	0.795	0.485	0.609
Unleaded Gasoline					1.000	0.569	0.776
Natural Gas						1.000	0.359
Diesel-Heating Oil							1.000

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

UHN currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UHN has allocated substantially all of its net assets to trading in Diesel-Heating Oil Interests. UHN invests in Diesel-Heating Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Diesel-Heating Oil-Related Investments. A significant portion of UHN’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Diesel-Heating Oil Interests. The balance of the assets is held in UHN’s account at its custodian bank and in Treasuries at the FCM. Income received from UHN’s money market funds and Treasuries is paid to UHN. During the six months ended June 30, 2015, UHN’s expenses exceeded the income UHN earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2015, UHN used other assets to pay expenses which would cause a decrease in UHN’s NAV over time. To the extent expenses exceed income, UHN’s NAV will be negatively impacted.

UHN’s investments in Diesel-Heating Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UHN from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2015, UHN did not purchase or liquidate any of its positions while daily limits were in effect; however, UHN cannot predict whether such an event may occur in the future.

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

As of June 30, 2015, UHN held cash deposits and investments in Treasuries and money market funds in the amount of $5,599,944 with the custodian and FCM. Some or all of this amount may be subject to loss should UHN’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of June 30, 2015, UHN had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UHN. While UHN’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UHN’s financial position.

European Sovereign Debt

UHN had no direct exposure to European sovereign debt as of June 30, 2015 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

USCF pays the fees of UHN’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of UHN’s condensed financial statements and its SEC, NFA and CFTC reports. USCF and UHN have also entered into a licensing agreement with the NYMEX pursuant to which UHN and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee to the NYMEX. UHN also pays the fees and expenses associated with its tax accounting and reporting requirements. USCF has voluntarily agreed to pay certain expenses normally borne by UHN to the extent that such expenses exceed 0.15% (15 basis points) of UHN’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

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

As of June 30, 2015, UHN’s portfolio consisted of 73 Heating Oil Futures HO Contracts traded on the NYMEX. As of June 30, 2015, UHN did not hold any Futures Contracts traded on ICE Futures. For a list of UHN’s current holdings, please see UHN’s website at www.unitedstatescommodityfunds.com.

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

During the six month reporting period ended June 30, 2015, UHN limited its OTC activities to EFR transactions.

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

United States Diesel-Heating Oil Fund, LP (Registrant)

By: United States Commodity Funds LLC, its general partner

By:	/s/ John P. Love
John P. Love
President and Chief Executive Officer
(Principal executive officer)

Date: August 12, 2015

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 12, 2015

