Form 10-Q
period 2015-09-30
United States Diesel-Heating Oil Fund, LP
filed 2015-11-13
CIK 1396877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2015.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34016

United States Diesel-Heating Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-8837345
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 250,000 shares outstanding as of November 10, 2015.

UNITED STATES DIESEL-HEATING OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Diesel-Heating Oil Fund, LP

Condensed Statements of Financial Condition

At September 30, 2015 (Unaudited) and December 31, 2014

	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents (Notes 2 and 5)	$3,840,997	$2,780,596
Equity in trading accounts:
Cash and cash equivalents	593,555	419,877
Unrealized gain (loss) on open commodity futures contracts	(79,918)	(188,748)
Receivable from General Partner (Note 3)	62,796	66,534
Dividends receivable	61	61
Directors' fees and insurance receivable	46	-
Prepaid registration fees	203,559	209,018
Total assets	$4,621,096	$3,287,338

Liabilities and Partners' Capital
General Partner management fees payable (Note 3)	$2,306	$1,758
Professional fees payable	41,114	56,226
Brokerage commissions payable	252	132
Directors' fees and insurance payable	-	12
License fees payable	194	147

Total liabilities	43,866	58,275

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	4,577,230	3,229,063
Total Partners' Capital	4,577,230	3,229,063

Total liabilities and partners' capital	$4,621,096	$3,287,338

Limited Partners' shares outstanding	250,000	150,000
Net asset value per share	$18.31	$21.53
Market value per share	$18.30	$21.58

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At September 30, 2015

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Heating Oil Futures HO November 2015 contracts, expiring October 2015*	71	$(79,918)	(1.75)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills, 0.19%, 2/04/2016	$1,000,000	$999,352	21.83

United States - Money Market Funds
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	1,801,936	1,801,936	39.37
Total Cash Equivalents		$2,801,288	61.20

* Collateral amounted to $593,555 on open future contracts.

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2015 and 2014

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed contracts	$(1,148,721)	$(304,252)	$(803,170)	$(18,887)
Change in unrealized gain (loss) on open contracts	(75,012)	(93,669)	108,830	(297,007)
Dividend income	184	182	541	597
Interest income	422	81	803	259
ETF transaction fees	-	-	700	350

Total income (loss)	(1,223,127)	(397,658)	(692,296)	(314,688)

Expenses
General Partner management fees (Note 3)	7,354	4,822	22,541	18,777
Professional fees	20,883	30,160	57,730	92,786
Brokerage commissions	1,535	529	4,272	2,007
Directors' fees and insurance	181	261	590	906
License fees	184	120	564	469
Registration fees	1,840	1,840	5,460	5,460

Total expenses	31,977	37,732	91,157	120,405

Expense waiver (Note 3)	(22,784)	(33,348)	(62,796)	(92,807)

Net expenses	9,193	4,384	28,361	27,598

Net income (loss)	$(1,232,320)	$(402,042)	$(720,657)	$(342,286)
Net income (loss) per limited partnership share	$(4.93)	$(4.02)	$(3.22)	$(3.53)
Net income (loss) per weighted average limited partnership share	$(4.93)	$(4.02)	$(3.07)	$(2.69)
Weighted average limited partnership shares outstanding	250,000	100,000	234,615	127,106

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the nine months ended September 30, 2015

	General Partner	Limited Partners	Total

Balances, at December 31, 2014	$-	$3,229,063	$3,229,063
Addition of 100,000 partnership shares	-	2,068,824	2,068,824
Net income (loss)	-	(720,657)	(720,657)

Balances, at September 30, 2015	$-	$4,577,230	$4,577,230

Net Asset Value Per Share:
At December 31, 2014			$21.53
At September 30, 2015			$18.31

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2015 and 2014

	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014
Cash Flows from Operating Activities:
Net income (loss)	$(720,657)	$(342,286)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(173,678)	(27,780)
Unrealized (gain) loss on open futures contracts	(108,830)	297,007
(Increase) decrease in receivable from General Partner	3,738	49,521
(Increase) decrease in dividends receivable	-	12
(Increase) decrease in directors' fees and insurance receivable	(46)	(152)
(Increase) decrease in prepaid registration fees	5,459	5,459
Increase (decrease) in General Partner management fees payable	548	(989)
Increase (decrease) in professional fees payable	(15,112)	(60,955)
Increase (decrease) in brokerage commissions payable	120	(45)
Increase (decrease) in directors' fees and insurance payable	(12)	(97)
Increase (decrease) in license fees payable	47	(94)
Net cash provided by (used in) operating activities	(1,008,423)	(80,399)

Cash Flows from Financing Activities:
Addition of partnership shares	2,068,824	-
Redemption of partnership shares	-	(1,667,678)
Net cash provided by (used in) financing activities	2,068,824	(1,667,678)

Net Increase (Decrease) in Cash and Cash Equivalents	1,060,401	(1,748,077)

Cash and Cash Equivalents, beginning of period	2,780,596	4,441,883
Cash and Cash Equivalents, end of period	$3,840,997	$2,693,806

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended September 30, 2015 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Diesel-Heating Oil Fund, LP (“UHN”) was organized as a limited partnership under the laws of the state of Delaware on April 13, 2007. UHN is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, UHN’s shares traded on the American Stock Exchange (the “AMEX”). UHN will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership, as amended March 1, 2013 (the “LP Agreement”). The investment objective of UHN is for the daily changes in daily percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the price of heating oil (also known as No. 2 fuel oil) for delivery to the New York harbor, as measured by the daily changes in the price of the futures contract for heating oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less UHN’s expenses. It is not the intent of UHN to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of heating oil or any particular futures contract based on heating oil. It is not the intent of UHN to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of UHN, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Diesel-Heating Oil-Related Investments (as defined below). UHN accomplishes its objective through investments in futures contracts for diesel-heating oil, crude oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other diesel-heating oil-related investments such as cash-settled options on Futures Contracts, forward contracts for diesel-heating oil and over-the-counter (“OTC”) transactions that are based on the price of diesel-heating oil, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Diesel-Heating Oil-Related Investments”). As of September 30, 2015, UHN held 71 Futures Contracts for heating oil traded on the NYMEX and did not hold any Futures Contracts for heating oil on the ICE Futures.

UHN commenced investment operations on April 9, 2008 and has a fiscal year ending on December 31. USCF is responsible for the management of UHN. USCF is a member of the National Futures Association (the “NFA”) and became registered as a commodity pool operator with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005 and a swaps firm on August 8, 2013. USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”) and the United States Gasoline Fund, LP (“UGA”), which listed their limited partnership shares on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UGA” on February 26, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, UNG’s, USL’s and UGA’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“DNO”), the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”) and the United States Agriculture Index Fund (“USAG”), each a series of the United States Commodity Index Funds Trust. USCI, CPER, and USAG listed their shares on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011, and “USAG” on April 13, 2012, respectively. All funds listed previously are referred to collectively herein as the “Related Public Funds.”

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

In April 2008, UHN initially registered 10,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 9, 2008, UHN listed its shares on the AMEX under the ticker symbol “UHN.” On that day, UHN established its’ initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. UHN also commenced investment operations on April 9, 2008 by purchasing Futures Contracts traded on the NYMEX based on heating oil. As a result of the acquisition of the AMEX by NYSE Euronext, UHN commenced trading on the NYSE Arca on November 25, 2008. As of September 30, 2015, UHN had registered a total of 60,000,000 shares.

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

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statements of operations. UHN earns income on funds held at the custodian or futures commission merchant (“FCM”) at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

UHN is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with GAAP, UHN is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UHN files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UHN is not subject to income tax return examinations by major taxing authorities for years before 2012. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UHN recording a tax liability that reduces net assets. However, UHN’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UHN recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2015.

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

Calculation of Per Share NAV

UHN’s per share NAV is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing that amount by the total number of shares outstanding. UHN uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at September 30, 2015.

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

Ongoing Registration Fees and Other Offering Expenses

UHN pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2015 and 2014, UHN incurred $5,460 and $5,460, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

UHN is responsible for paying its portion of the directors’ and officers’ liability insurance for UHN and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UHN and the Related Public Funds. UHN shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2015 are estimated to be a total of $700 for UHN and, in the aggregate for UHN and the Related Public Funds, $569,300.

Licensing Fees

As discussed in Note 4 below, UHN entered into a licensing agreement with the NYMEX on May 30, 2007, as amended on October 20, 2011. Pursuant to the agreement, UHN and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee that is equal to 0.015% on all net assets. During the nine months ended September 30, 2015 and 2014, UHN incurred $564 and $469, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UHN’s audit expenses and tax accounting and reporting requirements are paid by UHN. These costs are estimated to be $63,000 for the year ending December 31, 2015.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UHN pays all brokerage fees and other expenses in connection with the operation of UHN, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF has voluntarily agreed to pay certain expenses normally borne by UHN to the extent that such expenses exceed 0.15% (15 basis points) of UHN’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the nine months ended September 30, 2015, USCF waived $62,796 of UHN’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements below.

NOTE 4 — CONTRACTS AND AGREEMENTS

Marketing Agent Agreement

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

Brown Brothers Harriman & Co. Agreements

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

Brokerage and Futures Commission Merchant Agreements

On October 8, 2013, UHN entered into a brokerage agreement with RBC Capital Markets, LLC (“RBC Capital” or “RBC”) to serve as UHN’s FCM effective October 10, 2013. Prior to October 10, 2013, the FCM was UBS Securities LLC.  The agreement with RBC Capital requires it to provide services to UHN in connection with the purchase and sale of Futures Contracts and Other Diesel-Heating Oil-Related Investments that may be purchased and sold by or through RBC Capital and/or UBS Securities for UHN’s account. In accordance with the agreement, RBC Capital charges UHN commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when UHN issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when UHN redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UHN also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Diesel-Heating Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014
Total commissions accrued to brokers	$4,272	$2,007
Total commissions as an annualized percentage of average total net assets	0.11%	0.06%
Commissions accrued as a result of rebalancing	$4,180	$1,966
Percentage of commissions accrued as a result of rebalancing	97.85%	97.96%
Commissions accrued as a result of creation and redemption activity	$92	$41
Percentage of commissions accrued as a result of creation and redemption activity	2.15%	2.04%

The increase in the total commissions accrued to brokers for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, was a result of a greater number of futures contracts being held and traded as a result of UHN’s higher total net assets and due to the fact that futures prices declined, allowing UHN to hold more contracts.

NYMEX Licensing Agreement

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

UHN may enter into futures contracts and options on futures contracts to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are OTC agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear Europe, but which are not traded on an exchange. A cleared swap is created when the parties to an off-exchange OTC swap transaction agree to extinguish their OTC swap and replace it with a cleared swap. Cleared swaps are intended to provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties.

The purchase and sale of futures contracts and options on futures contracts require margin deposits with an FCM. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities.

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

All of the futures contracts held by UHN through September 30, 2015 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UHN were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UHN has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UHN bears the risk of financial failure by the clearing broker.

UHN’s cash and other property, such as Treasuries, deposited with an FCM are considered commingled with all other customer funds, subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of an FCM could result in the complete loss of UHN’s assets posted with that FCM; however, the majority of UHN’s assets are held in Treasuries, cash and/or cash equivalents with UHN’s custodian and would not be impacted by the insolvency of an FCM. The failure or insolvency of UHN’s custodian however, could result in a substantial loss of UHN’s assets.

USCF invests a portion of UHN’s cash in money market funds that seek to maintain a stable per share NAV. UHN is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2015 and December 31, 2014, UHN held investments in money market funds in the amounts of $1,801,936 and $1,801,936, respectively. UHN also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of September 30, 2015 and December 31, 2014, UHN held cash deposits and investments in Treasuries in the amounts of $2,632,616 and $1,398,537, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should UHN’s custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the nine months ended September 30, 2015 and 2014 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the nine months ended September 30, 2015 (Unaudited)	For the nine months ended September 30, 2014 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$21.53	$33.14
Total income (loss)	(3.10)	(3.31)
Net expenses	(0.12)	(0.22)
Net increase (decrease) in net asset value	(3.22)	(3.53)
Net asset value, end of period	$18.31	$29.61

Total Return	(14.96)%	10.65%

Ratios to Average Net Assets
Total income (loss)	(13.78)%	(7.52)%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	1.82%	3.25%
Expenses waived*	(1.67)%	(2.97)%
Net expenses excluding management fees*	0.15%	0.28%
Net income (loss)	(14.35)%	(8.18)%

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

The following table summarizes the valuation of UHN’s securities at September 30, 2015 using the fair value hierarchy:

At September 30, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$2,801,288	$2,801,288	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(79,918)	(79,918)	—	—

During the nine months ended September 30, 2015, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UHN’s securities at December 31, 2014 using the fair value hierarchy:

At December 31, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$1,801,936	$1,801,936	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(188,748)	(188,748)	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2015	Fair Value At December 31, 2014
Futures - Commodity Contracts	Assets	$(79,918)	$(188,748)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended September 30, 2015		For the nine months ended September 30, 2014
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$(803,170)		$(18,887)
	Change in unrealized gain (loss) on open contracts		$108,830		$(297,007)

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

UHN invests in futures contracts for heating oil, crude oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other diesel-heating oil-related investments such as cash-settled options on Futures Contracts, forward contracts for diesel-heating oil, cleared swap contracts and over-the-counter (“OTC”) swaps that are based on the price of diesel-heating oil, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Diesel-Heating Oil-Related Investments”). For convenience and unless otherwise specified, Futures Contracts and Other Diesel-Heating Oil-Related Investments collectively are referred to as “Diesel-Heating Oil Interests” in this quarterly report on Form 10-Q.

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on US-based exchanges such as the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 5,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts for investments in futures contracts for heating oil. In addition, ICE Futures maintains the same accountability levels, position limits and monitoring authority for its heating oil contract as the NYMEX. If UHN and the Related Public Funds exceed these accountability levels for investments in the futures contracts for diesel-heating oil, the NYMEX and ICE Futures will monitor UHN’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UHN and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UHN could be ordered to reduce its aggregate net position back to the accountability level. As of September 30, 2015, UHN held 71 Heating Oil Futures HO Contracts traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures. For the nine months ended September 30, 2015, UHN did not exceed accountability levels imposed by the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UHN will run up against such position limits because UHN’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the nine months ended September 30, 2015, UHN did not exceed any position limits imposed by the NYMEX and the ICE Futures.

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

Futures Contracts and Position Limits

The CFTC is generally prohibited by statute from regulating trading on non-U.S. futures exchanges and markets. The CFTC, however, has adopted regulations relating to the marketing of non-U.S. futures contracts in the United States. These regulations permit certain contracts on non-U.S. exchanges to be offered and sold in the United States.

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

CFTC regulations require that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“CCPs”). “Clearing” refers to the process by which a trade that is bilaterally executed by two parties is submitted to a CCP, via a clearing member (i.e., an FCM) and replaced by two mirror swaps, with the CCP becoming the counterparty to both of the initial parties to the swap. CCPs have several layers of protection against default including margin, member capital contributions and FCM guarantees of their customers’ transactions with the CCP. FCMs also pre-qualify the counterparties to all swaps that are sent to the CCP from a credit perspective, setting limits for each counterparty and collecting initial and variation margin daily from each counterparty for changes in the value of cleared swaps. The margin collected from both parties to the swap protects against credit risk in the event a counterparty defaults. The initial and variation margin requirements are set by and held for the benefit of the CCP. Additional initial margin may be required and held by the FCM, due to its guarantees of its customers’ trades with the CCP.

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

Certain index-based credit default swaps and interest rate swaps are subject to mandatory clearing. If UHN enters into index-based credit default swaps or interest rate swaps that are subject to mandatory clearing, UHN will be required to centrally clear those swaps.

To the extent that a swap is required to be cleared, it must also be executed on a SEF or DCM if it is designated as “made available to trade” by a SEF or DCM. “Made available to trade” refers to the regulatory process by which the SEF or DCM execution requirement is implemented by the CFTC. To date, only certain of the index-based credit default swaps and interest rate swaps that are required to be cleared are made available to trade on a SEF. If UHN enters into index-based credit default swaps or interest rate swaps that are subject to mandatory clearing, UHN will be required to execute those swaps on a SEF if they are designated as made available to trade. In order to execute swaps on a SEF, UHN will have to be a member of a SEF or it may access the SEF through an intermediary. Members of a SEF are subject to additional requirements under CFTC regulations and are subject to the rules and jurisdiction of the relevant SEF.

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

Price Movements

Diesel-heating oil futures prices were volatile during the nine months ended September 30, 2015 and ended lower than the start of the period. The price of the Benchmark Futures Contract started the period at $1.8336 per gallon. It hit a peak on May 6, 2015 at a price of $2.0161 per gallon. The low of the period was on August 26, 2015 when the price dropped to $1.3983 per gallon. The period ended with the Benchmark Futures Contract at $1.5374 per gallon, a decrease of approximately (16.15)% over the period. UHN’s per share NAV began the period at $21.53 and ended the period at $18.31 on September 30, 2015, a decrease of (14.96)% over the period. UHN’s per share NAV reached its high for the period on May 6, 2015 at $24.93 and reached its low for the period August 26, 2015 at $16.91. The Benchmark Futures Contract prices listed above began with the February 2015 contract and ended with November 2015 contract. The decrease of approximately (16.15)% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UHN seeks to track, which are more fully described below in the section titled “Tracking UHN’s Benchmark.”

During the nine months ended September 30, 2015, the diesel-heating oil futures market exhibited states of both backwardation and contango, with an average weight towards backwardation. On days when the market is in backwardation, the price of the near month heating oil Futures Contract is typically higher than the price of the next month diesel-heating oil Futures Contract, or contracts further away from expiration. During periods of contango, the price of the near month heating oil Futures Contract is typically lower than the price of the next month heating oil Futures Contract, or contracts further away from expiration. For a discussion of the impact of contango and backwardation on total returns, see “Term Structure of Diesel-Heating Oil Futures Prices and the Impact on Total Returns” below.

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

Since its initial offering of 10,000,000 shares, UHN has registered one subsequent offering of its shares: 50,000,000 shares which were registered with the SEC on April 30, 2010. Shares offered by UHN in the subsequent offering were sold by it for cash at the shares’ per share NAV as described in the applicable prospectus. As of September 30, 2015, UHN had issued 1,150,000 shares, 250,000 of which were outstanding.  As of September 30, 2015, there were 58,850,000 shares registered but not yet issued.

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

As of September 30, 2015, UHN had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Newedge USA LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC and Virtu Financial Capital Markets.

For the Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014
Average daily total net assets	$5,022,956	$4,184,176
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,344	$856
Annualized yield based on average daily total net assets	0.04%	0.03%
Management fee	$22,541	$18,777
Total fees and other expenses excluding management fees	$68,616	$101,628
Fees and expenses related to the registration or offering of additional shares	$5,460	$5,460
Total amount of the expense waiver	$62,796	$92,807
Expenses before allowance for the expense waiver	$91,157	$120,405
Expenses after allowance for the expense waiver	$28,361	$27,598
Total commissions accrued to brokers	$4,272	$2,007
Total commissions as annualized percentage of average total net assets	0.11%	0.06%
Commissions accrued as a result of rebalancing	$4,180	$1,966
Percentage of commissions accrued as a result of rebalancing	97.85%	97.96%
Commissions accrued as a result of creation and redemption activity	$92	$41
Percentage of commissions accrued as a result of creation and redemption activity	2.15%	2.04%

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

Average interest rates earned on short-term investments held by UHN, including cash equivalents and Treasuries, were similar during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. As a result, the amount of income earned by UHN as a percentage of average total net assets was similar during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014.

The decrease in UHN’s total fees and expenses excluding management fees for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was due to a decrease in certain of UHN’s operating expenses.

The increase in the total commissions accrued to brokers by UHN for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was due to a greater number of contracts held and traded.

For the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

	For the three months ended September 30, 2015	For the three months ended September 30, 2014
Average daily total net assets	$4,862,999	$3,188,439
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$606	$263
Annualized yield based on average daily total net assets	0.05%	0.03%
Management fee	$7,354	$4,822
Total fees and other expenses excluding management fees	$24,623	$32,910
Fees and expenses related to the registration or offering of additional shares	$1,840	$1,840
Total amount of the expense waiver	$22,784	$33,348
Expenses before allowance for the expense waiver	$31,977	$37,732
Expenses after allowance for the expense waiver	$9,193	$4,384
Total commissions accrued to brokers	$1,535	$529
Total commissions as annualized percentage of average total net assets	0.13%	0.07%
Commissions accrued as a result of rebalancing	$1,535	$529
Percentage of commissions accrued as a result of rebalancing	100%	100%
Commissions accrued as a result of creation and redemption activity	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	0.00%	0.00%

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

Average interest rates earned on short-term investments held by UHN, including cash equivalents and Treasuries, were similar during the three months ended September 30, 2015, compared to the three months ended September 30, 2014. As a result, the amount of income earned by UHN as a percentage of average total net assets was similar during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014.

The decrease in UHN’s total fees and expenses excluding management fees for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, was due to a decrease in certain of UHN’s operating expenses.

The increase in the total commissions accrued to brokers by UHN for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, was due to a greater number of contracts held and traded.

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

For the 30-valuation days ended September 30, 2015, the simple average daily change in the Benchmark Futures Contract was (0.066)%, while the simple average daily change in the per share NAV of UHN over the same time period was (0.068)%. The average difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in tracking by the per share NAV was (0.989)%, meaning that over this time period UHN’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UHN’s shares to the public on April 9, 2008 to September 30, 2015, the simple average daily change in the Benchmark Futures Contract was (0.032)%, while the simple average daily change in the per share NAV of UHN over the same time period was (0.034)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.921)%, meaning that over this time period UHN’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in UHN’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes for the last 30 valuation days ended September 30, 2015; the second graph measures monthly changes from September 30, 2010 through September 30, 2015.

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

For the nine months ended September 30, 2015, the actual total return of UHN as measured by changes in its per share NAV was (14.96)%. This is based on an initial per share NAV of $21.53 as of December 31, 2014 and an ending per share NAV as of September 30, 2015 of $18.31. During this time period, UHN made no distributions to its shareholders. However, if UHN’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UHN would have had an estimated per share NAV of $18.38 as of September 30, 2015, for a total return over the relevant time period of (14.63)%. The difference between the actual per share NAV total return of UHN of (14.96)% and the expected total return based on the Benchmark Futures Contract of (14.63)% was an error over the time period of (0.33)%, which is to say that UHN’s actual total return underperformed the benchmark result by that percentage. UHN incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UHN to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the nine months ended September 30, 2014, the actual total return of UHN as measured by changes in its per share NAV was (10.65)%. This was based on an initial per share NAV of $33.14 as of December 31, 2013 and an ending per share NAV as of September 30, 2014 of $29.61. During this time period, UHN made no distributions to its shareholders. However, if UHN’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UHN would have had an estimated per share NAV of $29.85 as of September 30, 2014, for a total return over the relevant time period of (9.93)%. The difference between the actual per share NAV total return of UHN of (10.65)% and the expected total return based on the Benchmark Futures Contract of (9.93)% was an error over the time period of (0.72)%, which is to say that UHN’s actual total return underperformed the benchmark result by that percentage. UHN incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UHN to track slightly lower than daily changes in the price of the Benchmark Futures Contract. USCF believes that a portion of the difference between the actual total return and the expected total return can be contributed to the net impact of the expenses that UHN pays, offset in part by the income that UHN collects on its cash and cash equivalent holdings.

There are currently three factors that have impacted or are most likely to impact UHN’s ability to accurately track its Benchmark Futures Contract.

First, UHN may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UHN executes the trade. In that case, UHN may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UHN to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2015, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UHN to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UHN’s attempt to track the Benchmark Futures Contract over time.

Second, UHN incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UHN to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, UHN earns dividend and interest income on its cash, cash equivalents and Treasuries. UHN is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2015. Interest payments, and any other income, were retained within the portfolio and added to UHN’s NAV. When this income exceeds the level of UHN’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UHN will realize a net yield that will tend to cause daily changes in the per share NAV of UHN to track slightly higher than daily changes in the Benchmark Futures Contract.  If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by UHN will continue to be higher than interest earned by UHN. As such, USCF anticipates that UHN will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by UHN.

Third, UHN may hold Other Diesel-Heating Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UHN that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2015, UHN did not hold any Other Diesel-Heating Oil-Related Investments. If UHN increases in size, and due to its obligations to comply with regulatory limits, UHN may invest in Other Diesel-Heating Oil-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the next month diesel-heating oil futures contract from the dollar price of the near month diesel-heating oil futures contract. If the resulting number is a positive number, then the price of the near month contract is higher than the price of the next month and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the price of the next month and the market could be described as being in contango. The chart below shows the results from subtracting the next month contract price from the price of the near month contract for the 10-year period between September 30, 2005 and September 30, 2015. Investors will note that the near month diesel-heating oil futures contract spent time in both backwardation and contango. Investors will further note that the markets display a seasonal pattern that corresponds to the seasonal demand patterns for diesel-heating oil mentioned above. That is, in many, but not all cases, the price of the near month is higher than the next month (or if the near month is lower, the degree that it is below the next month is smaller) during the middle of the winter months as the price of diesel-heating oil for delivery in those winter months rises to meet peak demand. At the same time, the price of the near month contract, when that month is just before the onset of fall, does not rise as far or as fast as the price of a next month contract whose delivery falls closer to the start of the winter season.

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UHN is not to have the market price of its shares match, dollar for dollar, changes in the spot price of diesel-heating oil, contango and backwardation have impacted the total return on an investment in UHN shares during the past year relative to a hypothetical direct investment in diesel-heating oil. For example, an investment in UHN shares made on December 31, 2014 and held to September 30, 2015 decreased based upon the changes in the per share NAV for UHN shares on those days by approximately (14.96)%, while the spot price of diesel-heating oil for immediate delivery during the same period decreased by (16.15)%. By comparison, an investment in UHN shares made on December 31, 2013 and held to September 30, 2014 decreased based upon the changes in the per share NAV for UHN shares on those days by approximately 10.65%, while the spot price of diesel-heating oil for immediate delivery during the same period decreased by 13.53% (note: this comparison ignores the potential costs associated with physically owning and storing diesel-heating oil, which could be substantial).

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

Heating Oil Market. During the nine months ended September 30, 2015, the price of heating oil in the United States was primarily impacted by the significant decline in crude oil prices, the input for heating oil.

Crude Oil Market. During the nine months ended September 30, 2015, crude oil prices were impacted by several factors. Crude oil inventories grew to approximately 460 million barrels by the end of September, approximately 28% higher than the same week a year earlier. Storage remained near the peak level of 491 million barrels reported in April, the highest volume since the EIA began reporting storage data in 1982. The amount of crude in storage increased consistently from the start of the year (when inventories were 22% lower) to late April before beginning to decline on moderately reduced output from shale producers and other sources. The Organization of Petroleum Exporting Countries’ (“OPEC”) decision in late 2014 to maintain production levels despite falling demand led to an oversupplied market. United States crude oil prices finished the third quarter of 2015 approximately 15.36% lower than at the beginning of the year. Prices fluctuated as investors weighed the possibility that global inventories may stabilize next year and record production growth was curtailed in the wake of lower prices. Should supply continue to grow or should the global economic situation decline there is a meaningful possibility that crude oil prices could fall further, while disruptions due to conflicts in the Middle East would likely have the opposite effect.

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

For the ten-year time period between September 30, 2005 and September 30, 2015, the table below compares the monthly movements of diesel-heating oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of diesel-heating oil on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. government bonds, global equities or natural gas. However, movements in diesel-heating oil had a strong correlation to movements in crude oil and unleaded gasoline.

Correlation Matrix September 30, 2005-2015*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Natural Gas	Diesel- Heating Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.293)	0.961	0.422	0.398	0.114	0.420
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.268)	(0.371)	(0.375)	(0.012)	(0.329)
Global Equities (FTSE World Index)			1.000	0.508	0.458	0.147	0.487
Crude Oil				1.000		0.256	0.798
Unleaded Gasoline					1.000	0.161	0.751
Natural Gas						1.000	0.277
Diesel-Heating Oil							1.000

Source: Bloomberg, NYMEX

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the shorter one-year period ended September 30, 2015, diesel-heating oil was neither strongly correlated nor inversely correlated with global equities, large cap U.S. equities, or natural gas. However, movements in diesel-heating oil had a strong correlation to crude oil and unleaded gasoline, and a negative correlation to U.S. government bonds.

Correlation Matrix 12 months ended September 30, 2015*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Natural Gas	Diesel- Heating Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.315)	0.945	(0.089)	0.355	0.119	0.364
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.289)	(0.544)	(0.528)	(0.262)	(0.658)
Global Equities (FTSE World Index)			1.000	0.109	0.569	0.248	0.469
Crude Oil				1.000	0.726	0.480	0.655
Unleaded Gasoline					1.000	0.573	0.741
Natural Gas						1.000	0.408
Diesel-Heating Oil							1.000

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

USCF has evaluated the nature and types of estimates that it makes in preparing UHN’s condensed financial statements and related disclosures and has determined that the valuation of its investments, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and OTC swaps) involves a critical accounting policy. The values which are used by UHN for its Futures Contracts are provided by its commodity broker who uses market prices when available, while OTC swaps are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, UHN estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

Liquidity and Capital Resources

UHN has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. UHN has met, and it is anticipated that UHN will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments, or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. UHN’s liquidity needs include: redeeming shares, providing margin deposits for its existing Futures Contracts or the purchase of additional Futures Contracts and posting collateral for its OTC swaps, if applicable, and payment of its expenses, summarized below under “Contractual Obligations.”

UHN currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UHN has allocated substantially all of its net assets to trading in Diesel-Heating Oil Interests. UHN invests in Diesel-Heating Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Diesel-Heating Oil-Related Investments. A significant portion of UHN’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Diesel-Heating Oil Interests. The balance of the assets is held in UHN’s account at its custodian bank and in Treasuries at the FCM. Income received from UHN’s money market funds and Treasuries is paid to UHN. During the nine months ended September 30, 2015, UHN’s expenses exceeded the income UHN earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2015, UHN used other assets to pay expenses which would cause a decrease in UHN’s NAV over time. To the extent expenses exceed income, UHN’s NAV will be negatively impacted.

UHN’s investments in Diesel-Heating Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UHN from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2015, UHN did not purchase or liquidate any of its positions while daily limits were in effect; however, UHN cannot predict whether such an event may occur in the future.

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

Credit Risk

When UHN enters into Futures Contracts and Other Diesel-Heating Oil-Related Investments, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Futures Contracts traded on the NYMEX and on most other futures exchanges is the clearinghouse associated with the particular exchange. In general, in addition to margin required to be posted by the clearinghouse in connection with cleared trades, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. UHN is not currently a member of any clearinghouse. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to UHN in such circumstances.

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

If, in the future, UHN purchases OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of September 30, 2015, UHN held cash deposits and investments in Treasuries and money market funds in the amount of $4,434,552 with the custodian and FCM. Some or all of this amount held by a custodian or an FCM, as applicable, may be subject to loss should UHN’s custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2015, UHN had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UHN. While UHN’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UHN’s financial position.

European Sovereign Debt

UHN had no direct exposure to European sovereign debt as of September 30, 2015 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

In addition to USCF’s management fee, UHN pays its brokerage fees (including fees to an FCM), OTC dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of shares, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of UHN’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to an FCM are on a contract-by-contract, or round turn, basis. UHN also pays a portion of the fees and expenses of the independent directors of USCF. See Note 3 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

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

As of September 30, 2015, UHN’s portfolio consisted of 71 Heating Oil Futures HO Contracts traded on the NYMEX. As of September 30, 2015, UHN did not hold any Futures Contracts traded on ICE Futures. For a list of UHN’s current holdings, please see UHN’s website at www.unitedstatescommodityfunds.com.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives

UHN may purchase OTC swaps. Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an OTC swap bears the credit risk that the other party may not be able to perform its obligations under its contract.

UHN may enter into certain transactions where an OTC component is exchanged for a corresponding futures contract (“Exchange for Related Position” or “EFRP transactions”). In the most common type of EFRP transaction entered into by UHN, the OTC component is the purchase or sale of one or more baskets of UHN shares. These EFRP transactions may expose UHN to counterparty risk during the interim period between the execution of the OTC component and the exchange for a corresponding futures contract. Generally, the counterparty risk from the EFRP transaction will exist only on the day of execution.

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

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an OTC swap pursuant to guidelines approved by USCF’s board of directors (the “Board”). Furthermore, USCF on behalf of UHN only enters into OTC swaps with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by USCF. UHN will also require that the counterparty be highly rated and/or provide collateral or other credit support. Even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

In general, valuing OTC derivatives is less certain than valuing actively traded financial instruments such as exchange-traded futures contracts and securities or cleared swaps because the price and terms on which such OTC derivatives are entered into or can be terminated are individually negotiated, and those prices and terms may not reflect the best price or terms available from other sources. In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating OTC swaps, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction. As a result, it may be difficult to obtain an independent value for an outstanding OTC derivatives transaction.

During the nine month reporting period ended September 30, 2015, UHN limited its OTC activities to EFRP transactions.

UHN anticipates that the use of Other Diesel-Heating Oil-Related Investments together with its investments in Futures Contracts will produce price and total return results that closely track the investment goals of UHN. However, there can be no assurance of this. OTC swaps may result in higher transaction-related expenses than the brokerage commissions paid in connection with the purchase of Futures Contracts, which may impact UHN’s ability to successfully track the Benchmark Futures Contract.

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

Date: November 13, 2015

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 13, 2015

