Form 10-Q
period 2016-03-31
United States Diesel-Heating Oil Fund, LP
filed 2016-05-11
CIK 1396877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2016.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34016

United States Diesel-Heating Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-8837345
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 250,000 shares outstanding as of May 10, 2016.

UNITED STATES DIESEL-HEATING OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Diesel-Heating Oil Fund, LP

Condensed Statements of Financial Condition

At March 31, 2016 (Unaudited) and December 31, 2015

	March 31, 2016	December 31, 2015

Assets
Cash and cash equivalents (Notes 2 and 5)	$2,510,873	$2,467,765
Equity in trading accounts:
Cash and cash equivalents	690,093	454,939
Unrealized gain (loss) on open commodity futures contracts	(209,395)	(37,846)
Receivable from General Partner (Note 3)	22,903	86,062
Dividends receivable	174	17
Directors' fees and insurance receivable	104	-
Prepaid registration fees	199,898	201,718

Total assets	$3,214,650	$3,172,655

Liabilities and Partners' Capital
General Partner management fees payable (Note 3)	$1,636	$1,473
Professional fees payable	41,342	51,551
Brokerage commissions payable	247	247
Directors' fees and insurance payable	-	6
License fees payable	102	152

Total liabilities	43,327	53,429

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	3,171,323	3,119,226
Total Partners' Capital	3,171,323	3,119,226

Total liabilities and partners' capital	$3,214,650	$3,172,655

Limited Partners' shares outstanding	250,000	250,000
Net asset value per share	$12.69	$12.48
Market value per share	$12.58	$12.45

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At March 31, 2016

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Heating Oil Futures HO May 2016 contracts, expiring April 2016*	64	$(209,395)	(6.60)

	Principal Amount	Market Value

Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.42%, 8/04/2016	$500,000	$499,280	15.74
0.48%, 9/01/2016	200,000	199,592	6.30
0.45%, 9/15/2016	200,000	199,582	6.29
0.38%, 9/29/2016	100,000	99,809	3.15
Total Treasury Obligations		998,263	31.48

United States - Money Market Funds
Goldman Sachs Financial Square Funds - Government Fund - Class FS	400,000	400,000	12.61
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	400,000	400,000	12.61
Total Money Market Funds		800,000	25.22
Total Cash Equivalents		$1,798,263	56.70

* Collateral amounted to $690,093 on open future contracts.

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2016 and 2015

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$227,732	$(294,572)
Change in unrealized gain (loss) on open futures contracts	(171,549)	290,997
Dividend income	438	178
Interest income	972	140
ETF transaction fees	-	700

Total income (loss)	57,593	(2,557)

Expenses
General Partner management fees (Note 3)	4,425	6,450
Professional fees	20,656	15,391
Brokerage commissions	1,271	1,299
Directors' fees and insurance	116	218
License fees	111	161
Registration fees	1,820	1,800

Total expenses	28,399	25,319

Expense waiver (Note 3)	(22,903)	(17,071)

Net expenses	5,496	8,248

Net income (loss)	$52,097	$(10,805)
Net income (loss) per limited partnership share	$0.21	$(0.38)
Net income (loss) per weighted average limited partnership share	$0.21	$(0.05)
Weighted average limited partnership shares outstanding	250,000	203,333

See accompanying notes to condensed financial statements.

4

United States Diesel-Heating Oil Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the three months ended March 31, 2016

	General Partner	Limited Partners	Total

Balances, at December 31, 2015	$-	$3,119,226	$3,119,226
Net income (loss)	-	52,097	52,097

Balances, at March 31, 2016	$-	$3,171,323	$3,171,323

Net Asset Value Per Share:
At December 31, 2015			$12.48
At March 31, 2016			$12.69

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2016 and 2015

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015

Cash Flows from Operating Activities:
Net income (loss)	$52,097	$(10,805)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(235,154)	(27,130)
Unrealized (gain) loss on open futures contracts	171,549	(290,997)
(Increase) decrease in receivable from General Partner	63,159	49,463
(Increase) decrease in dividends receivable	(157)	-
(Increase) decrease in directors' fees and insurance receivable	(104)	(209)
(Increase) decrease in prepaid registration fees	1,820	1,799
Increase (decrease) in General Partner management fees payable	163	832
Increase (decrease) in professional fees payable	(10,209)	(19,349)
Increase (decrease) in directors' fees and insurance payable	(6)	(12)
Increase (decrease) in license fees payable	(50)	23
Net cash provided by (used in) operating activities	43,108	(296,385)

Cash Flows from Financing Activities:
Addition of partnership shares	-	2,068,824
Net cash provided by (used in) financing activities	-	2,068,824

Net Increase (Decrease) in Cash and Cash Equivalents	43,108	1,772,439

Cash and Cash Equivalents, beginning of period	2,467,765	2,780,596
Cash and Cash Equivalents, end of period	$2,510,873	$4,553,035

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2016 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Diesel-Heating Oil Fund, LP (“UHN”), was organized as a limited partnership under the laws of the state of Delaware on April 13, 2007. UHN is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, UHN’s shares traded on the American Stock Exchange (the “AMEX”). UHN will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership, as amended March 1, 2013 (the “LP Agreement”). The investment objective of UHN is for the daily changes in daily percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the price of heating oil (also known as No. 2 fuel oil) for delivery to the New York harbor, as measured by the daily changes in the price of the futures contract for heating oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less UHN’s expenses. It is not the intent of UHN to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of heating oil or any particular futures contract based on heating oil. It is not the intent of UHN to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of UHN, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Diesel-Heating Oil-Related Investments (as defined below). UHN accomplishes its objective through investments in futures contracts for diesel-heating oil, crude oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other diesel-heating oil-related investments such as cash-settled options on Futures Contracts, forward contracts for diesel-heating oil and over-the-counter (“OTC”) transactions that are based on the price of diesel-heating oil, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Diesel-Heating Oil-Related Investments”). As of March 31, 2016, UHN held 64 Futures Contracts for heating oil traded on the NYMEX and did not hold any Futures Contracts for heating oil on the ICE Futures.

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

In April 2008, UHN initially registered 10,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 9, 2008, UHN listed its shares on the AMEX under the ticker symbol “UHN” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, UHN established its’ initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. UHN also commenced investment operations on April 9, 2008 by purchasing Futures Contracts traded on the NYMEX based on heating oil. As of March 31, 2016, UHN had registered a total of 60,000,000 shares.

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

In accordance with GAAP, UHN is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UHN files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UHN is not subject to income tax return examinations by major taxing authorities for years before 2012. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UHN recording a tax liability that reduces net assets. However, UHN’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UHN recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2016.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2016.

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

Ongoing Registration Fees and Other Offering Expenses

UHN pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2016 and 2015, UHN incurred $1,820 and $1,800, respectively, in registration fees and other offering expenses.

Independent Directors and Officers Expenses

UHN is responsible for paying its portion of the directors’ and officers’ liability insurance for UHN and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UHN and the Related Public Funds. UHN shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2016 are estimated to be a total of $400 for UHN and, in the aggregate for UHN and the Related Public Funds, $554,800.

Licensing Fees

As discussed in Note 4 below, UHN entered into a licensing agreement with the NYMEX on May 30, 2007, as amended on October 20, 2011. Pursuant to the agreement, UHN and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2016 and 2015, UHN incurred $111 and $161, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UHN’s audit expenses and tax accounting and reporting requirements are paid by UHN. These costs are estimated to be $64,000 for the year ending December 31, 2016.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UHN pays all brokerage fees and other expenses in connection with the operation of UHN, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF has voluntarily agreed to pay certain expenses typically borne by UHN to the extent that such expenses exceed 0.15% (15 basis points) of UHN’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the three months ended March 31, 2016, USCF waived $22,903 of UHN’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements below.

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

The above fee does not include website construction and development, which also are borne by USCF.

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

Brokerage and Futures Commission Merchant Agreements

On October 8, 2013, UHN entered into a brokerage agreement with RBC Capital Markets, LLC (“RBC Capital” or “RBC”) to serve as UHN’s FCM effective October 10, 2013. The agreement with RBC requires it to provide services to UHN in connection with the purchase and sale of Futures Contracts and Other Diesel-Heating Oil-Related Investments that may be purchased and sold by or through RBC for UHN’s account. In accordance with the agreement, RBC Capital charges UHN commissions of approximately $7 to $8 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when UHN issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when UHN redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UHN also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Diesel-Heating Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Total commissions accrued to brokers	$1,271	$1,299
Total commissions as an annualized percentage of average total net assets	0.17%	0.12%
Commissions accrued as a result of rebalancing	$1,271	$1,207
Percentage of commissions accrued as a result of rebalancing	100.00%	92.92%
Commissions accrued as a result of creation and redemption activity	$0	$92
Percentage of commissions accrued as a result of creation and redemption activity	0.00%	7.08%

The slight decrease in the total commissions accrued to brokers for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, was a result of a similar number of futures contracts being held.

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

NOTE 5 — FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

UHN engages in the trading of futures contracts, options on futures contracts, and cleared swaps (collectively, “derivatives”). UHN is exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

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

Futures contracts and options on futures contracts involve, to varying degrees, elements of market risk (specifically commodity price risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure UHN has in the particular classes of instruments. Additional risks associated with the use of futures contracts are an imperfect correlation between movements in the price of the futures contracts and the market value of the underlying securities and the possibility of an illiquid market for a futures contract. Buying and selling options on futures contracts exposes investors to the risks of purchasing or selling futures contracts.

All of the Futures Contracts held by UHN through March 31, 2016 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UHN were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UHN has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UHN bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UHN’s cash in money market funds that seek to maintain a stable per share NAV. UHN is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2016 and December 31, 2015, UHN held investments in money market funds in the amounts of $800,000 and $600,000, respectively. USCF holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of March 31, 2016 and December 31, 2015, UHN held cash deposits and investments in Treasuries in the amounts of $2,400,966 and $2,322,704, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should UHN’s custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2016 and 2015 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended March 31, 2016 (Unaudited)	For the three months ended March 31, 2015 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$12.48	$21.53
Total income (loss)	0.23	(0.34)
Net expenses	(0.02)	(0.04)
Net increase (decrease) in net asset value	0.21	(0.38)
Net asset value, end of period	$12.69	$21.15

Total Return	1.68%	(1.76)%

Ratios to Average Net Assets
Total income (loss)	1.94%	(0.06)%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	3.25%	1.76%
Expenses waived*	(3.10)%	(1.59)%
Net expenses excluding management fees*	0.15%	0.17%
Net income (loss)	1.76%	(0.25)%

*  Annualized.

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

The following table summarizes the valuation of UHN’s securities at March 31, 2016 using the fair value hierarchy:

At March 31, 2016	Total	Level I	Level II	Level III
Short-Term Investments	$1,798,263	$1,798,263	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(209,395)	(209,395)	—	—

During the three months ended March 31, 2016, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UHN’s securities at December 31, 2015 using the fair value hierarchy:

At December 31, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$1,599,825	$1,599,825	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(37,846)	(37,846)	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2016	Fair Value At December 31, 2015
Futures - Commodity Contracts	Assets	$(209,395)	$(37,846)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended March 31, 2016		For the three months ended March 31, 2015
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$227,732		$(294,572)
	Change in unrealized gain (loss) on open contracts		$(171,549)		$290,997

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on US-based exchanges such as the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 5,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts for investments in futures contracts for heating oil. In addition, ICE Futures maintains the same accountability levels, position limits and monitoring authority for its heating oil contract as the NYMEX. If UHN and the Related Public Funds exceed these accountability levels for investments in the futures contracts for diesel-heating oil, the NYMEX and ICE Futures will monitor UHN’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UHN and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UHN could be ordered to reduce its aggregate net futures contracts position back to the accountability level. As of March 31, 2016, UHN held 64 Heating Oil Futures HO Contracts traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures. For the three months ended March 31, 2016, UHN did not exceed accountability levels imposed by the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UHN will run up against such position limits because UHN’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the three months ended March 31, 2016, UHN did not exceed any position limits imposed by the NYMEX and the ICE Futures.

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

Price Movements

Diesel-heating oil futures prices were volatile during the three months ended March 31, 2016 and ended higher than the start of the period. The price of the Benchmark Futures Contract started the period at $1.124 per gallon. It hit a peak on March 22, 2016 at a price of $1.263 per gallon. The low of the period was on January 20, 2016 when the price dropped to $0.878 per gallon. The period ended with the Benchmark Futures Contract at $1.186 per gallon, an increase of approximately 5.48% over the period. UHN’s per share NAV began the period at $12.48 and ended the period at $12.69 on March 31, 2016, an increase of 1.68% over the period. UHN’s per share NAV reached its high for the period on March 17, 2016 at $13.53 and reached its low for the period on January 20, 2016 at $9.60. The Benchmark Futures Contract prices listed above began with the February 2016 contract and ended with May 2016 contract. The increase of approximately 5.48% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UHN seeks to track, which are more fully described below in the section titled “Tracking UHN’s Benchmark.”

During the three months ended March 31, 2016, the crude oil futures market was in a state of contango, meaning that the price of the near month crude oil futures contract was lower than the price of the next month crude oil futures contract, and contracts further away from expiration. (On days when the market is in backwardation, the price of the near month crude oil futures contract is typically higher than the price of the next month crude oil futures contract or contracts further away from expiration.) For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 10,000,000 shares, UHN has registered one subsequent offering of its shares: 50,000,000 shares which were registered with the SEC on April 30, 2010. Shares offered by UHN in the subsequent offering were sold by it for cash at the shares’ per share NAV as described in the applicable prospectus. As of March 31, 2016, UHN had issued 1,200,000 shares, 250,000 of which were outstanding.  As of March 31, 2016, there were 58,800,000 shares registered but not yet issued.

More shares may have been issued by UHN than are outstanding due to the redemption of shares. Unlike funds that are registered under the Investment Company Act shares that have been redeemed by UHN cannot be resold by UHN. As a result, UHN contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of March 31, 2016, UHN had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC and Virtu Financial BD LLC.

For the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Average daily total net assets	$2,966,116	$4,359,921
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,410	$318
Annualized yield based on average daily total net assets	0.19%	(0.03)%
Management fee	$4,425	$6,450
Total fees and other expenses excluding management fees	$23,974	$18,869
Fees and expenses related to the registration or offering of additional shares	$1,820	$1,800
Total amount of the expense waiver	$22,903	$17,071
Expenses before allowance for the expense waiver	$28,399	$25,319
Expenses after allowance for the expense waiver	$5,496	$8,248
Total commissions accrued to brokers	$1,271	$1,299
Total commissions as annualized percentage of average total net assets	0.17%	0.12%
Commissions accrued as a result of rebalancing	$1,271	$1,207
Percentage of commissions accrued as a result of rebalancing	100.00%	92.92%
Commissions accrued as a result of creation and redemption activity	$0	$92
Percentage of commissions accrued as a result of creation and redemption activity	0.00%	7.08%

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

Average interest rates earned on short-term investments held by UHN, including cash equivalents and Treasuries, were higher during the three months ended March 31, 2016, compared to the three months ended March 31, 2015. As a result, the amount of income earned by UHN as a percentage of average total net assets was higher during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015.

The increase in UHN’s total fees and expenses excluding management fees for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, was due to an increase in certain of UHN’s operating expenses.

The slight decrease in the total commissions accrued to brokers by UHN for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, was due to a similar number of contracts held.

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

For the 30-valuation days ended March 31, 2016, the simple average daily change in the Benchmark Futures Contract was 0.252%, while the simple average daily change in the per share NAV of UHN over the same time period was 0.249%. The average difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in tracking by the per share NAV was (3.623)%, meaning that over this time period UHN’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UHN’s shares to the public on April 9, 2008 to March 31, 2016, the simple average daily change in the Benchmark Futures Contract was (0.045)%, while the simple average daily change in the per share NAV of UHN over the same time period was (0.047)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.921)%, meaning that over this time period UHN’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in UHN’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes for the last 30 valuation days ended March 31, 2016; the second graph measures monthly changes from March 31, 2011 through March 31, 2016.

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

For the three months ended March 31, 2016, the actual total return of UHN as measured by changes in its’ per share NAV was 1.68%. This is based on an initial per share NAV of $12.48 as of December 31, 2015 and an ending per share NAV as of March 31, 2016 of $12.69. During this time period, UHN made no distributions to its shareholders. However, if UHN’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UHN would have had an estimated per share NAV of $12.72 as of March 31, 2016, for a total return over the relevant time period of 1.92%. The difference between the actual per share NAV total return of UHN of 1.68% and the expected total return based on the Benchmark Futures Contract of 1.92% was an error over the time period of (0.24)%, which is to say that UHN’s actual total return underperformed the benchmark result by that percentage. UHN incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UHN to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the three months ended March 31, 2015, the actual total return of UHN as measured by changes in its per share NAV was (1.76)%. This was based on an initial per share NAV of $21.53 as of December 31, 2014 and an ending per share NAV as of March 31, 2015 of $21.15. During this time period, UHN made no distributions to its shareholders. However, if UHN’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UHN would have had an estimated per share NAV of $21.17 as of March 31, 2015, for a total return over the relevant time period of (1.65)%. The difference between the actual per share NAV total return of UHN of (1.76)% and the expected total return based on the Benchmark Futures Contract of (1.65)% was an error over the time period of (0.11)%, which is to say that UHN’s actual total return underperformed the benchmark result by that percentage. UHN incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tended to cause daily changes in the per share NAV of UHN to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact UHN’s ability to accurately track its Benchmark Futures Contract.

First, UHN may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UHN executes the trade. In that case, UHN may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UHN to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2016, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UHN to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UHN’s attempt to track the Benchmark Futures Contract over time.

Second, UHN incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of Futures Contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UHN to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, UHN earns dividend and interest income on its cash, cash equivalents and Treasuries. UHN is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2016. Interest payments, and any other income, were retained within the portfolio and added to UHN’s NAV. When this income exceeds the level of UHN’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UHN will realize a net yield that will tend to cause daily changes in the per share NAV of UHN to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by UHN will continue to be higher than interest earned by UHN. As such, USCF anticipates that UHN will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by UHN.

Third, UHN may hold Other Diesel-Heating Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UHN that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2016, UHN did not hold any Other Diesel-Heating Oil-Related Investments. If UHN increases in size, and due to its obligations to comply with regulatory limits, UHN may invest in Other Diesel-Heating Oil-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

The chart below compares the price of the near month contract to the price of the next month contract over the last 10 years for diesel-heating oil. When the price of the near month contract is higher than the price of the next month contract, the market would be described as being in backwardation. When the price of the near month contract is lower than the price of the next month contract, the market would be described as being in contango. Although the prices of the near month contract and the price of the next month contract do tend to move up or down together, it can be seen that at times the near month prices are clearly higher than the price of the next month contract (backwardation), and other times they are below the price of the next month contract (contango). In addition, investors can observe that diesel-heating oil prices, both near month and next month, often display a seasonal pattern in which the price of diesel-heating oil tends to decline in the summer months and increase in the winter months and. This mirrors the physical demand for diesel-heating oil, which typically peaks in the winter.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the next month diesel-heating oil futures contract from the dollar price of the near month diesel-heating oil futures contract. If the resulting number is a positive number, then the price of the near month contract is higher than the price of the next month and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the price of the next month and the market could be described as being in contango. The chart below shows the results from subtracting the next month contract price from the price of the near month contract for the 10-year period between March 31, 2006 and March 31, 2016. Investors will note that the near month diesel-heating oil futures contract spent time in both backwardation and contango. Investors will further note that the markets display a very seasonal pattern that corresponds to the seasonal demand patterns for diesel-heating oil mentioned above. That is, in many, but not all cases, the price of the near month is higher than the next month (or if the near month is lower, the degree that it is below the next month is smaller) during the middle of the winter months as the price of diesel-heating oil for delivery in those winter months rises to meet peak demand. At the same time, the price of the near month contract, when that month is just before the onset of fall, does not rise as far or as fast as the price of a next month contract whose delivery falls closer to the start of the winter season.

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UHN is not to have the market price of its shares match, dollar for dollar, changes in the spot price of diesel-heating oil, contango and backwardation have impacted the total return on an investment in UHN shares during the past year relative to a hypothetical direct investment in diesel-heating oil. For example, an investment in UHN shares made on December 31, 2015 and held to March 31, 2016 increased based upon the changes in the per share NAV for UHN shares on those days by approximately 1.68%, while the spot price of diesel-heating oil for immediate delivery during the same period decreased by 5.48%. This example ignores the potential costs associated with physically owning and storing diesel-heating oil, which could be substantial. By comparison, an investment in UHN shares made on December 31, 2014 and held to March 31, 2015 decreased based upon the changes in the per share NAV for UHN shares on those days by approximately 1.76%, while the spot price of diesel-heating oil for immediate delivery during the same period decreased by 6.85% (note: this comparison ignores the potential costs associated with physically owning and storing diesel-heating oil, which could be substantial).

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

Heating Oil Market. During the three months ended March 31, 2016, the price of heating oil in the United States was primarily impacted by movements in crude oil prices, the input for heating oil.

Crude Oil Market. During the three months ended March 31, 2016, crude oil prices were impacted by several factors. Crude oil inventories in the United States grew to approximately 530 million barrels by the end of March, approximately 10% higher than the same week a year earlier. Storage increased steadily during the first quarter of 2016, peaking at 535 million barrels, by far the highest volume since the EIA began reporting storage data in 1982. The new storage record was achieved despite a dramatic decline in the number of active oil rigs in the United States and signs that this decline was finally having an impact on crude oil production. The final weekly production level reported by the Department of Energy in the first quarter of 2016 was about 6% lower than the peak reached in June of 2015. On a global level, hopes that OPEC members and other large oil producing nations would agree to freeze production were somewhat offset by concerns that new sources of production, such as from Iran following the lifting of sanctions, would exacerbate the global oversupply. (Subsequent to quarter end, OPEC failed to reach an agreement to freeze production.) United States crude oil prices finished the first quarter of 2016 approximately 3.51% higher than at the beginning of the year. Prices fluctuated as investors weighed the possibility that U.S. and global inventories may stabilize this year and record production growth may finally have peaked. Should supply continue to grow or should the global economic situation decline there is a meaningful possibility that crude oil prices could fall further, while disruptions due to conflicts in the Middle East would likely have the opposite effect.

USCF believes that over both the medium term and long term, changes in the price of crude oil will exert the greatest influence on the price of refined petroleum products such as diesel-heating oil. At the same time, there can be other factors that, particularly in the short term, cause the price of diesel-heating oil to rise (or fall), more (or less) than the price of crude oil. For example, warmer weather during the high demand period of the winter season could cause American consumers to reduce their diesel-heating oil consumption. Furthermore, diesel-heating oil prices are impacted by the availability of refining capacity. As a result, it is possible that changes in diesel-heating oil prices may not match the changes in crude oil prices.

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

For the ten-year time period between March 31, 2006 and March 31, 2016, the table below compares the monthly movements of diesel-heating oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of diesel-heating oil on a monthly basis were correlated with the movements of large cap U.S. equities and global equities, and somewhat correlated with the movements of natural gas. However, movements in diesel-heating oil were strongly correlated to movements in crude oil and unleaded gasoline and somewhat inversely correlated with the movements of U.S. government bonds.

Correlation Matrix March 31, 2006-2016*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Natural Gas	Diesel- Heating Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.311)	0.965	0.441	0.438	0.116	0.428
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.286)	(0.372)	(0.395)	(0.027)	(0.322)
Global Equities (FTSE World Index)			1.000	0.518	0.488	0.158	0.489
Crude Oil				1.000	0.754	0.256	0.801
Unleaded Gasoline					1.000	0.160	0.738
Natural Gas						1.000	0.268
Diesel-Heating Oil							1.000

Source: Bloomberg, NYMEX

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one-year period ended March 31, 2016, diesel-heating oil still showed neither strongly correlated nor inversely correlated movements with large cap U.S. equities, global equities or natural gas. Movements in diesel-heating oil were strongly correlated to the movements in crude oil and unleaded gasoline, and somewhat inversely correlated to movements in U.S. government bonds.

Correlation Matrix 12 months ended March 31, 2016*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Natural Gas	Diesel- Heating Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.280)	0.986	0.284	0.638	0.086	0.191
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.326)	(0.457)	(0.413)	(0.351)	(0.255)
Global Equities (FTSE World Index)			1.000	0.400	0.718	0.156	0.291
Crude Oil				1.000	0.732	0.273	0.942
Unleaded Gasoline					1.000	0.535	0.657
Natural Gas						1.000	0.157
Diesel-Heating Oil							1.000

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

UHN currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UHN has allocated substantially all of its net assets to trading in Diesel-Heating Oil Interests. UHN invests in Diesel-Heating Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Diesel-Heating Oil-Related Investments. A significant portion of UHN’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Diesel-Heating Oil Interests. The balance of the assets is held in UHN’s account at its custodian bank and in Treasuries at the FCM. Income received from UHN’s money market funds and Treasuries is paid to UHN. During the three months ended March 31, 2016, UHN’s expenses exceeded the income UHN earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2016, UHN used other assets to pay expenses which would cause a decrease in UHN’s NAV over time. To the extent expenses exceed income, UHN’s NAV will be negatively impacted.

UHN’s investments in Diesel-Heating Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UHN from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2016, UHN did not purchase or liquidate any of its positions while daily limits were in effect; however, UHN cannot predict whether such an event may occur in the future.

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

As of March 31, 2016, UHN held cash deposits and investments in Treasuries and money market funds in the amount of $3,200,966 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UHN’s custodian and/or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2016, UHN had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UHN. While UHN’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UHN’s financial position.

European Sovereign Debt

UHN had no direct exposure to European sovereign debt as of March 31, 2016 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

USCF pays the fees of the Marketing Agent and the fees of BBH&Co., as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of UHN’s condensed financial statements and its SEC, NFA and CFTC reports. USCF and UHN have also entered into a licensing agreement with the NYMEX pursuant to which UHN and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee to the NYMEX. UHN also pays the fees and expenses associated with its tax accounting and reporting requirements. USCF has voluntarily agreed to pay certain expenses typically borne by UHN to the extent that such expenses exceed 0.15% (15 basis points) of UHN’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

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

As of March 31, 2016, UHN’s portfolio consisted of 64 Heating Oil Futures HO Contracts traded on the NYMEX. As of March 31, 2016, UHN did not hold any Futures Contracts traded on ICE Futures Europe. For a list of UHN’s current holdings, please see UHN’s website at www.unitedstatescommodityfunds.com.

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

During the three month reporting period ended March 31, 2016, UHN limited its OTC activities to EFRP transactions.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in UHN’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on March 24, 2016.

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

Date: May 11, 2016

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 11, 2016

