Form 10-Q
period 2016-09-30
United States Diesel-Heating Oil Fund, LP
filed 2016-11-10
CIK 1396877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2016.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34016

United States Diesel-Heating Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-8837345
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 400,000 shares outstanding as of November 7, 2016.

UNITED STATES DIESEL-HEATING OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Diesel-Heating Oil Fund, LP

Condensed Statements of Financial Condition

At September 30, 2016 (Unaudited) and December 31, 2015

	September 30, 2016	December 31, 2015
Assets
Cash and cash equivalents (Notes 2 and 5)	$4,307,864	$2,467,765
Equity in trading accounts:
Cash and cash equivalents	473,908	454,939
Unrealized gain (loss) on open commodity futures contracts	431,474	(37,846)
Receivable from General Partner (Note 3)	74,612	86,062
Dividends receivable	281	17
Prepaid registration fees	196,239	201,718

Total assets	$5,484,378	$3,172,655

Liabilities and Partners' Capital
General Partner management fees payable (Note 3)	$2,194	$1,473
Professional fees payable	51,868	51,551
Brokerage commissions payable	247	247
Directors' fees and insurance payable	–	6
License fees payable	140	152

Total liabilities	54,449	53,429

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	–	–
Limited Partners	5,429,929	3,119,226
Total Partners' Capital	5,429,929	3,119,226

Total liabilities and partners' capital	$5,484,378	$3,172,655

Limited Partners' shares outstanding	350,000	250,000
Net asset value per share	$15.51	$12.48
Market value per share	$15.44	$12.45

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At September 30, 2016

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Heating Oil Futures HO November 2016 contracts, expiring October 2016*	84	$431,474	7.95

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.39%, 10/27/2016	$100,000	$99,972	1.84
0.37%, 11/03/2016	100,000	99,966	1.84
0.46%, 11/25/2016	100,000	99,930	1.84
0.47%, 12/01/2016	100,000	99,921	1.84
0.41%, 12/08/2016	100,000	99,923	1.84
0.39%, 12/22/2016	100,000	99,912	1.84
0.34%, 1/05/2017	100,000	99,909	1.84
0.40%, 2/02/2017	100,000	99,862	1.84
0.42%, 2/09/2017	100,000	99,847	1.84
0.45%, 2/16/2017	100,000	99,828	1.84
0.45%, 2/23/2017	100,000	99,821	1.84
0.45%, 3/02/2017	100,000	99,810	1.84
0.47%, 3/09/2017	100,000	99,792	1.84
0.50%, 3/16/2017	100,000	99,768	1.83
0.45%, 3/23/2017	100,000	99,786	1.84
0.43%, 3/30/2017	100,000	99,785	1.83
Total Treasury Obligations		1,597,832	29.42

United States - Money Market Funds
Fidelity Institutional Money Market Funds - Government Portfolio	400,000	400,000	7.37
Goldman Sachs Financial Square Funds - Government Fund - Class FS	400,000	400,000	7.37
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	400,000	400,000	7.37
Total Money Market Funds		1,200,000	22.11
Total Cash Equivalents		$2,797,832	51.53

* Collateral amounted to $473,908 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2016 and 2015

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$(225,506)	$(1,148,721)	$380,352	$(803,170)
Change in unrealized gain (loss) on open futures contracts	278,006	(75,012)	469,320	108,830
Dividend income	693	184	1,658	541
Interest income	2,181	422	5,070	803
ETF transaction fees	700	–	700	700

Total income (loss)	56,074	(1,223,127)	857,100	(692,296)

Expenses
General Partner management fees (Note 3)	5,911	7,354	15,823	22,541
Professional fees	27,132	20,883	68,444	57,730
Brokerage commissions	1,416	1,535	3,923	4,272
Directors' fees and insurance	106	181	325	590
License fees	148	184	396	564
Registration fees	1,840	1,840	5,480	5,460

Total expenses	36,553	31,977	94,391	91,157

Expense waiver (Note 3)	(29,164)	(22,784)	(74,612)	(62,796)

Net expenses	7,389	9,193	19,779	28,361

Net income (loss)	$48,685	$(1,232,320)	$837,321	$(720,657)
Net income (loss) per limited partnership share	$(0.12)	$(4.93)	$3.03	$(3.22)
Net income (loss) per weighted average limited partnership share	$0.18	$(4.93)	$3.27	$(3.07)
Weighted average limited partnership shares outstanding	269,022	250,000	256,387	234,615

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the nine months ended September 30, 2016

	General Partner	Limited Partners	Total

Balances, at December 31, 2015	$–	$3,119,226	$3,119,226
Addition of 100,000 partnership shares	–	1,473,382	1,473,382
Net income (loss)	–	837,321	837,321

Balances, at September 30, 2016	$–	$5,429,929	$5,429,929

Net Asset Value Per Share:
At December 31, 2015			$12.48
At September 30, 2016			$15.51

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2016 and 2015

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Cash Flows from Operating Activities:
Net income (loss)	$837,321	$(720,657)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(18,969)	(173,678)
Unrealized (gain) loss on open futures contracts	(469,320)	(108,830)
(Increase) decrease in receivable from General Partner	11,450	3,738
(Increase) decrease in dividends receivable	(264)	–
(Increase) decrease in directors' fees and insurance receivable	–	(46)
(Increase) decrease in prepaid registration fees	5,479	5,459
Increase (decrease) in General Partner management fees payable	721	548
Increase (decrease) in professional fees payable	317	(15,112)
Increase (decrease) in brokerage commissions payable	–	120
Increase (decrease) in directors' fees and insurance payable	(6)	(12)
Increase (decrease) in license fees payable	(12)	47
Net cash provided by (used in) operating activities	366,717	(1,008,423)

Cash Flows from Financing Activities:
Addition of partnership shares	1,473,382	2,068,824
Redemption of partnership shares	–	–
Net cash provided by (used in) financing activities	1,473,382	2,068,824

Net Increase (Decrease) in Cash and Cash Equivalents	1,840,099	1,060,401

Cash and Cash Equivalents, beginning of period	2,467,765	2,780,596
Cash and Cash Equivalents, end of period	$4,307,864	$3,840,997

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended September 30, 2016 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Diesel-Heating Oil Fund, LP (“UHN”), was organized as a limited partnership under the laws of the state of Delaware on April 13, 2007. UHN is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, UHN’s shares traded on the American Stock Exchange (the “AMEX”). UHN will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership, as amended March 1, 2013 (the “LP Agreement”). The investment objective of UHN is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of heating oil (also known as No. 2 fuel oil) for delivery to the New York harbor, as measured by the daily changes in the price of the futures contract for heating oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”),plus interest earned on UHN’s collateral holdings, less UHN’s expenses. It is not the intent of UHN to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of heating oil or any particular futures contract based on heating oil. It is not the intent of UHN to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of UHN, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Diesel-Heating Oil-Related Investments (as defined below). UHN accomplishes its objective through investments in futures contracts for diesel-heating oil, crude oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other diesel-heating oil-related investments such as cash-settled options on Futures Contracts, forward contracts for diesel-heating oil and over-the-counter (“OTC”) transactions that are based on the price of diesel-heating oil, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Diesel-Heating Oil-Related Investments”). As of September 30, 2016, UHN held 84 Futures Contracts for heating oil traded on the NYMEX and did not hold any Futures Contracts for heating oil on the ICE Futures.

UHN commenced investment operations on April 9, 2008 and has a fiscal year ending on December 31. USCF is responsible for the management of UHN. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005 and a swaps firm on August 8, 2013. USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”) and the United States Gasoline Fund, LP (“UGA”), which listed their limited partnership shares on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UGA” on February 26, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, UNG’s, USL’s and UGA’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“DNO”), the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the USCF Canadian Crude Oil Index Fund (“UCCO”), each a series of the United States Commodity Index Funds Trust. USCI, CPER, and USAG listed their shares on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011 and “USAG” on April 13, 2012, respectively. UCCO is currently in registration.

All funds listed previously, other than UCCO, are referred to collectively herein as the “Related Public Funds.”

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

In April 2008, UHN initially registered 10,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 9, 2008, UHN listed its shares on the AMEX under the ticker symbol “UHN” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, UHN established its’ initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. UHN also commenced investment operations on April 9, 2008 by purchasing Futures Contracts traded on the NYMEX based on heating oil. As of September 30, 2016, UHN had registered a total of 60,000,000 shares.

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

In accordance with GAAP, UHN is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UHN files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UHN is not subject to income tax return examinations by major taxing authorities for years before 2013. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UHN recording a tax liability that reduces net assets. However, UHN’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UHN recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2016.

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

Authorized Participants pay UHN a transaction fee of $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at September 30, 2016.

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

Ongoing Registration Fees and Other Offering Expenses

UHN pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2016 and 2015, UHN incurred $5,480 and $5,460, respectively, in registration fees and other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, UHN entered into a licensing agreement with the NYMEX on May 30, 2007, as amended on October 20, 2011. Pursuant to the agreement, UHN and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee that is equal to 0.015% on all net assets. During the nine months ended September 30, 2016 and 2015, UHN incurred $396 and $564, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UHN’s audit expenses and tax accounting and reporting requirements are paid by UHN. These costs are estimated to be $64,000 for the year ending December 31, 2016.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UHN pays all brokerage fees and other expenses in connection with the operation of UHN, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF has voluntarily agreed to pay certain expenses typically borne by UHN to the extent that such expenses exceed 0.15% (15 basis points) of UHN’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the nine months ended September 30, 2016, USCF waived $74,612 of UHN’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements below.

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

	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
Total commissions accrued to brokers	$3,923	$4,272
Total commissions as an annualized percentage of average total net assets	0.15%	0.11%
Commissions accrued as a result of rebalancing	$3,847	$4,180
Percentage of commissions accrued as a result of rebalancing	98.06%	97.85%
Commissions accrued as a result of creation and redemption activity	$76	$92
Percentage of commissions accrued as a result of creation and redemption activity	1.94%	2.15%

Total commissions accrued to brokers for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, were similar.

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

UHN may enter into futures contracts and options on futures contracts to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear Europe, and provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties.

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

All of the Futures Contracts held by UHN through September 30, 2016 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UHN were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UHN has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UHN bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UHN’s cash in money market funds that seek to maintain a stable per share NAV. UHN is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2016 and December 31, 2015, UHN held investments in money market funds in the amounts of $1,200,000 and $600,000, respectively. USCF holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of September 30, 2016 and December 31, 2015, UHN held cash deposits and investments in Treasuries in the amounts of $3,581,772 and $2,322,704, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should UHN’s custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the nine months ended September 30, 2016 and 2015 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the nine months ended September 30, 2016 (Unaudited)	For the nine months ended September 30, 2015 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$12.48	$21.53
Total income (loss)	3.11	(3.10)
Net expenses	(0.08)	(0.12)
Net increase (decrease) in net asset value	3.03	(3.22)
Net asset value, end of period	$15.51	$18.31

Total Return	24.28%	(14.96)%

Ratios to Average Net Assets
Total income (loss)	24.33%	(13.78)%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	2.98%	1.82%
Expenses waived*	(2.83)%	(1.67)%
Net expenses excluding management fees*	0.15%	0.15%
Net income (loss)	23.77%	(14.35)%

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

The following table summarizes the valuation of UHN’s securities at September 30, 2016 using the fair value hierarchy:

At September 30, 2016	Total	Level I	Level II	Level III
Short-Term Investments	$2,797,832	$2,797,832	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	431,474	431,474	—	—

During the nine months ended September 30, 2016, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UHN’s securities at December 31, 2015 using the fair value hierarchy:

At December 31, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$1,599,825	$1,599,825	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(37,846)	(37,846)	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2016	Fair Value At December 31, 2015
Futures - Commodity Contracts	Assets	$431,474	$(37,846)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended September 30, 2016		For the nine months ended September 30, 2015
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$380,352		$(803,170)

	Change in unrealized gain (loss) on open contracts		$469,320		$108,830

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

Introduction

UHN, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of UHN is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes, in percentage terms, of the spot price of heating oil, as measured by the daily changes, in the price of a specified short-term futures contract on heating oil (also known as No. 2 fuel oil), for delivery to the New York harbor, traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), plus interest earned on UHN’s collateral holdings, less UHN’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract.

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

USCF believes that market arbitrage opportunities will cause daily changes in UHN’s share price on the NYSE Arca on a percentage basis to closely track daily changes in UHN’s per share NAV on a percentage basis. USCF further believes that daily changes in prices of the Benchmark Futures Contract have historically closely tracked the daily changes in spot prices of heating oil. USCF believes that the net effect of these relationships will be that the daily changes in the price of UHN’s shares on the NYSE Arca on a percentage basis will closely track the daily changes in the spot price of a barrel of heating oil on a percentage basis, plus interest earned on UHN’s collateral holdings, less UHN’s expenses.

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on US-based exchanges such as the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 5,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts for investments in futures contracts for heating oil. In addition, ICE Futures maintains the same accountability levels, position limits and monitoring authority for its heating oil contract as the NYMEX. If UHN and the Related Public Funds exceed these accountability levels for investments in the futures contracts for diesel-heating oil, the NYMEX and ICE Futures will monitor UHN’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UHN and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UHN could be ordered to reduce its aggregate net futures contracts position back to the accountability level. As of September 30, 2016, UHN held 84 Heating Oil Futures HO Contracts traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures. For the nine months ended September 30, 2016, UHN did not exceed accountability levels imposed by the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UHN will run up against such position limits because UHN’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the nine months ended September 30, 2016, UHN did not exceed any position limits imposed by the NYMEX and the ICE Futures.

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

CFTC regulations require that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“CCPs”). “Clearing” refers to the process by which a trade that is bilaterally executed by two parties is submitted to a CCP, via a clearing member (i.e., an FCM) and replaced by two mirror swaps, with the CCP becoming the counterparty to both of the initial parties to the swap. CCPs have several layers of protection against default including margin, member capital contributions and FCM guarantees of their customers’ transactions with the CCP. FCMs also pre-qualify the counterparties to all swaps that are sent to the CCP from a credit perspective, setting limits for each counterparty and collecting initial and variation margin daily from each counterparty for changes in the value of cleared swaps. The margin collected from both parties to the swap protects against credit risk in the event a counterparty defaults. The initial and variation margin requirements are set by and held for the benefit of the CCP. Additional initial margin may be required and held by the FCM.

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

Swaps that are not required to be cleared and executed on a SEF but that are executed bilaterally are also subject to various requirements pursuant to CFTC regulations, including, among others, reporting and recordkeeping requirements and, depending on the status of the counterparties, trading documentation requirements and dispute resolution requirements. In addition, U.S. regulators have adopted rules to impose initial and variation margin requirements that will apply to swap dealers and major swap participants and their counterparties. If UHN engages in non-cleared swap transactions it will be subject to some or all of the requirements of the margin rules, which include a requirement that swap dealers and major swap participants collect variation margin daily, beginning in March 2017, and, potentially initial margin, beginning in September 2020.

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

On August 12, 2013, the CFTC issued final rules establishing compliance obligations for commodity pool operators (“CPOs”) of investment companies registered under the Investment Company Act of 1940, as amended (the “Investment Company Act”) that are required to register due to recent changes to CFTC Regulation 4.5. The final rules were issued in a CFTC release entitled “Harmonization of Compliance Obligations for Registered Investment Companies Required to Register as Commodity Pool Operators.” Although UHN is not a registered investment company under the Investment Company Act, the Harmonization Rules amended certain CFTC disclosure rules to make the requirements for all CPOs to periodically update their disclosure documents consistent with those of the SEC. This change decreased the burden on UHN and USCF of having to comply with certain inconsistent regulatory requirements. Other non-U.S. jurisdictions also impose obligations with respect to OTC swaps that could impact UHN if it were to engage in OTC swaps with non-U.S. persons.

Money Market Reform

The SEC adopted Rule 2a-7 under the Investment Company Act of 1940 on July 23, 2014, which goes effective on October 14, 2016, to reform money market funds (“MMFs”). While the new rule applies only to MMFs, it may indirectly affect institutional investors such as UHN. The new rule requires institutional prime MMFs to price their shares using market-based values instead of the amortized cost method (i.e., to use a “floating net asset value per share” or “floating NAV”). Government and retail funds can continue to use the amortized cost method to value their portfolio securities. Additionally, liquidity fees and gates allowing an MMF’s board of directors to directly address runs on a fund. MMFs’ boards of directors are required to implement rules to discourage and prevent runs by investors through the use of redemption fees and gates (temporary suspension of redemptions). The fees and gates could be imposed on a fund whose portfolios fail to meet certain liquidity thresholds although they are optional for government MMFs. UHN currently invests in government MMFs, as well as Treasuries with a maturity date of two years or less, as an investment for assets not used for margin or collateral in the Futures Contracts. UHN does not hold any non-government MMFs and, currently, does not anticipate investing in any non-government MMFs. The new rule further decreases the likelihood that UHN would invest in any non-governmental MMFs. However, if UHN were to make investments in non-government MMFs in the future, such investments could negatively impact UHN because of the changes to MMFs resulting from the new rule.

Price Movements

Diesel-heating oil futures prices were volatile during the nine months ended September 30, 2016 and ended higher than the start of the period. The price of the Benchmark Futures Contract started the period at $1.124 per gallon. It hit a peak on June 8, 2016 at a price of $1.571 per gallon. The low of the period was on January 20, 2016 when the price dropped to $0.878 per gallon. The period ended with the Benchmark Futures Contract at $1.538 per gallon, an increase of approximately 36.83% over the period. UHN’s per share NAV began the period at $12.48 and ended the period at $15.51 on September 30, 2016, an increase of 24.28% over the period. UHN’s per share NAV reached its high for the period on June 8, 2016 at $16.58 and reached its low for the period on January 20, 2016 at $9.60. The Benchmark Futures Contract prices listed above began with the February 2016 contract and ended with August 2016 contract. The increase of approximately 36.83% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UHN seeks to track, which are more fully described below in the section titled “Tracking UHN’s Benchmark.”

During the nine months ended September 30, 2016, the crude oil futures market was in a state of contango, meaning that the price of the near month crude oil futures contract was lower than the price of the next month crude oil futures contract, and contracts further away from expiration. (On days when the market is in backwardation, the price of the near month crude oil futures contract is typically higher than the price of the next month crude oil futures contract or contracts further away from expiration.) For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Results of Operations and the Diesel-Heating Oil Market

Results of Operations. On April 9, 2008, UHN listed its shares on the American Stock Exchange (the “AMEX”) under the ticker symbol “UHN.” On that day, UHN established its initial offering price at $50.00 per share and issued 200,000 shares to the initial Authorized Participant in exchange for $10,000,000 in cash. As a result of the acquisition of the AMEX by NYSE Euronext, UHN’s shares ceased trading on the AMEX and commenced trading on the NYSE Arca on November 25, 2008.

Since its initial offering of 10,000,000 shares, UHN has registered one subsequent offering of its shares: 50,000,000 shares which were registered with the SEC on April 30, 2010. Shares offered by UHN in the subsequent offering were sold by it for cash at the shares’ per share NAV as described in the applicable prospectus. As of September 30, 2016, UHN had issued 1,300,000 shares, 350,000 of which were outstanding. As of September 30, 2016, there were 58,700,000 shares registered but not yet issued.

More shares may have been issued by UHN than are outstanding due to the redemption of shares. Unlike funds that are registered under the Investment Company Act shares that have been redeemed by UHN cannot be resold by UHN. As a result, UHN contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of September 30, 2016, UHN had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC and Virtu Financial BD LLC.

For the Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
Average daily total net assets	$3,522,657	$5,022,956
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$6,728	$1,344
Annualized yield based on average daily total net assets	0.25%	0.04%
Management fee	$15,823	$22,541
Total fees and other expenses excluding management fees	$78,568	$68,616
Fees and expenses related to the registration or offering of additional shares	$5,480	$5,460
Total amount of the expense waiver	$74,612	$62,796
Expenses before allowance for the expense waiver	$94,391	$91,157
Expenses after allowance for the expense waiver	$19,779	$28,361
Total commissions accrued to brokers	$3,923	$4,272
Total commissions as annualized percentage of average total net assets	0.15%	0.11%
Commissions accrued as a result of rebalancing	$3,847	$4,180
Percentage of commissions accrued as a result of rebalancing	98.06%	97.85%
Commissions accrued as a result of creation and redemption activity	$76	$92
Percentage of commissions accrued as a result of creation and redemption activity	1.94%	2.15%

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

Average interest rates earned on short-term investments held by UHN, including cash equivalents and Treasuries, were higher during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. As a result, the amount of income earned by UHN as a percentage of average total net assets was higher during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015.

The increase in UHN’s total fees and expenses excluding management fees for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, was due to an increase in certain of UHN’s operating expenses.

Total commissions accrued to brokers by UHN for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, were similar.

For the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

	For the three months ended September 30, 2016	For the three months ended September 30, 2015
Average daily total net assets	$3,919,659	$4,862,999
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$2,874	$606
Annualized yield based on average daily total net assets	0.29%	0.05%
Management fee	$5,911	$7,354
Total fees and other expenses excluding management fees	$30,642	$24,623
Fees and expenses related to the registration or offering of additional shares	$1,840	$1,840
Total amount of the expense waiver	$29,164	$22,784
Expenses before allowance for the expense waiver	$36,553	$31,977
Expenses after allowance for the expense waiver	$7,389	$9,193
Total commissions accrued to brokers	$1,416	$1,535
Total commissions as annualized percentage of average total net assets	0.14%	0.13%
Commissions accrued as a result of rebalancing	$1,340	$1,535
Percentage of commissions accrued as a result of rebalancing	94.63%	100%
Commissions accrued as a result of creation and redemption activity	$76	$–
Percentage of commissions accrued as a result of creation and redemption activity	5.37%	–%

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

Average interest rates earned on short-term investments held by UHN, including cash equivalents and Treasuries, were higher during the three months ended September 30, 2016, compared to the three months ended September 30, 2015. As a result, the amount of income earned by UHN as a percentage of average total net assets was higher during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015.

The increase in UHN’s total fees and expenses excluding management fees for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, was due to an increase in certain of UHN’s operating expenses.

Total commissions accrued to brokers by UHN for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, were similar.

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

For the 30-valuation days ended September 30, 2016, the simple average daily change in the Benchmark Futures Contract was (0.009)%, while the simple average daily change in the per share NAV of UHN over the same time period was (0.013)%. The average difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in tracking by the per share NAV was 0.095%, meaning that over this time period UHN’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UHN’s shares to the public on April 9, 2008 to September 30, 2016, the simple average daily change in the Benchmark Futures Contract was (0.031)%, while the simple average daily change in the per share NAV of UHN over the same time period was (0.033)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.913)%, meaning that over this time period UHN’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in UHN’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes for the last 30 valuation days ended September 30, 2016; the second graph measures monthly changes from September 30, 2011 through September 30, 2016.

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

For the nine months ended September 30, 2016, the actual total return of UHN as measured by changes in its per share NAV was 24.28%. This is based on an initial per share NAV of $12.48 as of December 31, 2015 and an ending per share NAV as of September 30, 2016 of $15.51. During this time period, UHN made no distributions to its shareholders. However, if UHN’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UHN would have had an estimated per share NAV of $15.61 as of September 30, 2016, for a total return over the relevant time period of 25.08%. The difference between the actual per share NAV total return of UHN of 24.28% and the expected total return based on the Benchmark Futures Contract of 25.08% was an error over the time period of (0.80)%, which is to say that UHN’s actual total return underperformed the benchmark result by that percentage. UHN incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UHN to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the nine months ended September 30, 2015, the actual total return of UHN as measured by changes in its per share NAV was (14.96)%. This is based on an initial per share NAV of $21.53 as of December 31, 2014 and an ending per share NAV as of September 30, 2015 of $18.31. During this time period, UHN made no distributions to its shareholders. However, if UHN’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UHN would have had an estimated per share NAV of $18.38 as of September 30, 2015, for a total return over the relevant time period of (14.63)%. The difference between the actual per share NAV total return of UHN of (14.96)% and the expected total return based on the Benchmark Futures Contract of (14.63)% was an error over the time period of (0.33)%, which is to say that UHN’s actual total return underperformed the benchmark result by that percentage. UHN incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tended to cause daily changes in the per share NAV of UHN to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact UHN’s ability to accurately track its Benchmark Futures Contract.

First, UHN may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UHN executes the trade. In that case, UHN may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UHN to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2016, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UHN to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UHN’s attempt to track the Benchmark Futures Contract over time.

Second, UHN incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of Futures Contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UHN to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, UHN earns dividend and interest income on its cash, cash equivalents and Treasuries. UHN is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2016. Interest payments, and any other income, were retained within the portfolio and added to UHN’s NAV. When this income exceeds the level of UHN’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UHN will realize a net yield that will tend to cause daily changes in the per share NAV of UHN to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by UHN will continue to be higher than interest earned by UHN. As such, USCF anticipates that UHN will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by UHN.

Third, UHN may hold Other Diesel-Heating Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UHN that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2016, UHN did not hold any Other Diesel-Heating Oil-Related Investments. If UHN increases in size, and due to its obligations to comply with regulatory limits, UHN may invest in Other Diesel-Heating Oil-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the next month diesel-heating oil futures contract from the dollar price of the near month diesel-heating oil futures contract. If the resulting number is a positive number, then the price of the near month contract is higher than the price of the next month and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the price of the next month and the market could be described as being in contango. The chart below shows the results from subtracting the next month contract price from the price of the near month contract for the 10-year period between September 30, 2006 and September 30, 2016. Investors will note that the near month diesel-heating oil futures contract spent time in both backwardation and contango. Investors will further note that the markets display a very seasonal pattern that corresponds to the seasonal demand patterns for diesel-heating oil mentioned above. That is, in many, but not all cases, the price of the near month is higher than the next month (or if the near month is lower, the degree that it is below the next month is smaller) during the middle of the winter months as the price of diesel-heating oil for delivery in those winter months rises to meet peak demand. At the same time, the price of the near month contract, when that month is just before the onset of fall, does not rise as far or as fast as the price of a next month contract whose delivery falls closer to the start of the winter season.

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UHN is not to have the market price of its shares match, dollar for dollar, changes in the spot price of diesel-heating oil, contango and backwardation have impacted the total return on an investment in UHN shares during the past year relative to a hypothetical direct investment in diesel-heating oil. For example, an investment in UHN shares made on December 31, 2015 and held to September 30, 2016 increased based upon the changes in the per share NAV for UHN shares on those days by approximately 24.28%, while the Benchmark Futures Contract increased 36.87% (note: this comparison ignores the potential costs associated with physically owning and storing diesel-heating oil, which could be substantial). By comparison, an investment in UHN shares made on December 31, 2014 and held to September 30, 2015 decreased based upon the changes in the per share NAV for UHN shares on those days by approximately (14.96)%, while the Benchmark Futures Contract decreased by (16.15)% (note: this comparison ignores the potential costs associated with physically owning and storing diesel-heating oil, which could be substantial).

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

Heating Oil Market. During the nine months ended September 30, 2016, the price of heating oil in the United States was primarily impacted by movements in crude oil prices, the input for heating oil.

Crude Oil Market. During the nine months ended September 30, 2016, crude oil prices were impacted by several factors. Crude oil inventories in the United States stood at approximately 469 million barrels by the end of September, approximately 9% higher than the same week a year earlier. Storage increased steadily during the first three quarters of 2016, peaking at 512 million barrels, by far the highest volume since the EIA began reporting storage data in 1982. The new storage record was achieved early in the second quarter before declining on lower U.S. production and production disruptions overseas. The final weekly production level reported by the Department of Energy in the third quarter of 2016 was about 12% lower than the peak reached in June of 2015. United States crude oil prices finished the third quarter of 2016 approximately 30.24% higher than at the beginning of the year. Prices firmed as supply disruptions abroad improved the global supply and demand balance, as U.S. production declined, and as inventories began to fall from peak levels. Should supply resume an upward trajectory or should the global economic situation decline there is a meaningful possibility that crude oil prices could fall, while disruptions due to conflicts in the Middle East would likely have the opposite effect.

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

For the ten-year time period between September 30, 2006 and September 30, 2016, the table below compares the monthly movements of diesel-heating oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movements in diesel-heating oil on a monthly basis were somewhat correlated with the movements of large cap U.S. equities, global equities, and natural gas. However, movements in diesel-heating oil were strongly correlated to movements in crude oil and unleaded gasoline and somewhat inversely correlated with the movements of U.S. government bonds.

Correlation Matrix September 30, 2006-2016*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Natural Gas	Diesel- Heating Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.316)	0.964	0.431	0.456	0.115	0.417
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.293)	(0.368)	(0.392)	(0.008)	(0.324)
Global Equities (FTSE World Index)			1.000	0.505	0.506	0.156	0.473
Crude Oil				1.000	0.756	0.286	0.810
Unleaded Gasoline					1.000	0.153	0.748
Natural Gas						1.000	0.305
Diesel-Heating Oil							1.000

Source: Bloomberg, NYMEX

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one-year period ended September 30, 2016, diesel-heating oil still showed neither strongly correlated nor inversely correlated movements with large cap U.S. equities, global equities or natural gas. Movements in diesel-heating oil were strongly correlated to the movements in crude oil and unleaded gasoline, and somewhat inversely correlated to movements in U.S. government bonds.

Correlation Matrix 12 months ended September 30, 2016*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Natural Gas	Diesel- Heating Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.410)	0.979	0.315	0.517	0.042	0.158
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.464)	(0.298)	(0.398)	(0.246)	(0.147)
Global Equities (FTSE World Index)			1.000	0.367	0.568	0.048	0.195
Crude Oil				1.000	0.779	0.251	0.951
Unleaded Gasoline					1.000	0.304	0.668
Natural Gas						1.000	0.189
Diesel-Heating Oil							1.000

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

UHN currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UHN has allocated substantially all of its net assets to trading in Diesel-Heating Oil Interests. UHN invests in Diesel-Heating Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Diesel-Heating Oil-Related Investments. A significant portion of UHN’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Diesel-Heating Oil Interests. The balance of the assets is held in UHN’s account at its custodian bank and in Treasuries at the FCM. Income received from UHN’s money market funds and Treasuries is paid to UHN. During the nine months ended September 30, 2016, UHN’s expenses exceeded the income UHN earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2016, UHN used other assets to pay expenses which would cause a decrease in UHN’s NAV over time. To the extent expenses exceed income, UHN’s NAV will be negatively impacted.

UHN’s investments in Diesel-Heating Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UHN from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2016, UHN did not purchase or liquidate any of its positions while daily limits were in effect; however, UHN cannot predict whether such an event may occur in the future.

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

In the future, UHN may purchase OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of September 30, 2016, UHN held cash deposits and investments in Treasuries and money market funds in the amount of $4,781,772 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UHN’s custodian and/or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2016, UHN had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UHN. While UHN’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UHN’s financial position.

European Sovereign Debt

UHN had no direct exposure to European sovereign debt as of September 30, 2016 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of September 30, 2016, UHN’s portfolio consisted of 84 Heating Oil Futures HO Contracts traded on the NYMEX. As of September 30, 2016, UHN did not hold any Futures Contracts traded on ICE Futures Europe. For a list of UHN’s current holdings, please see UHN’s website at www.unitedstatescommodityfunds.com.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

OTC Contract Risk

Currently, OTC transactions are subject to changing regulation.

UHN may purchase OTC contracts, such as forward contracts or swap or spot contracts. Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an OTC swap bears the credit risk that the other party may not be able to perform its obligations under its contract.

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

During the nine month reporting period ended September 30, 2016, UHN limited its OTC activities to EFRP transactions.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

UHN maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in UHN’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

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

Date: November 10, 2016

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 10, 2016

