Form 10-Q
period 2017-03-31
United States Diesel-Heating Oil Fund, LP
filed 2017-05-12
CIK 1396877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2017.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34016

United States Diesel-Heating Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-8837345
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐   Yes  ☒   No

The registrant had 250,000 shares outstanding as of May 9, 2017.

UNITED STATES DIESEL-HEATING OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Diesel-Heating Oil Fund, LP

Condensed Statements of Financial Condition

At March 31, 2017 (Unaudited) and December 31, 2016

	March 31, 2017	December 31, 2016
Assets
Cash and cash equivalents (Notes 2 and 5)	$4,496,951	$5,923,778
Equity in trading accounts:
Cash and cash equivalents	347,807	446,210
Unrealized gain (loss) on open commodity futures contracts	169,932	148,037
Receivable from General Partner (Note 3)	121,245	100,743
Dividends receivable	531	361
Directors' fees and insurance receivable	1,014	–
Prepaid registration fees	192,599	194,399
ETF transaction fees receivable	350	–

Total assets	$5,330,429	$6,813,528

Liabilities and Partners' Capital
Payable for shares redeemed	$752,705	$–
General Partner management fees payable (Note 3)	2,825	3,321
Professional fees payable	57,956	71,309
Brokerage commissions payable	247	247
Directors' fees and insurance payable	–	73
License fees payable	161	215

Total liabilities	813,894	75,165

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	–	–
Limited Partners	4,516,535	6,738,363
Total Partners' Capital	4,516,535	6,738,363

Total liabilities and partners' capital	$5,330,429	$6,813,528

Limited Partners' shares outstanding	300,000	400,000
Net asset value per share	$15.06	$16.85
Market value per share	$15.00	$16.78

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At March 31, 2017

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts – Long
United States Contracts
NYMEX Heating Oil Futures HO May 2017 contracts, expiring April 2017*	68	$169,932	3.76

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.46%, 4/06/2017	$100,000	$99,994	2.22
0.47%, 4/13/2017	100,000	99,984	2.21
0.46%, 4/20/2017	100,000	99,976	2.21
0.47%, 4/27/2017	100,000	99,966	2.21
0.49%, 5/04/2017	100,000	99,955	2.21
0.55%, 5/11/2017	100,000	99,939	2.21
0.60%, 5/18/2017	100,000	99,922	2.21
0.61%, 5/25/2017	100,000	99,909	2.21
0.60%, 6/01/2017	200,000	199,798	4.42
0.62%, 6/08/2017	100,000	99,884	2.21
0.65%, 6/15/2017	100,000	99,866	2.21
0.64%, 6/22/2017	200,000	199,709	4.42
0.60%, 6/29/2017	100,000	99,852	2.21
0.62%, 7/06/2017	200,000	199,672	4.42
0.59%, 7/13/2017	200,000	199,665	4.42
0.61%, 7/20/2017	200,000	199,630	4.42
0.60%, 7/27/2017	200,000	199,613	4.42
0.63%, 8/03/2017	100,000	99,785	2.21
0.61%, 8/10/2017	200,000	199,556	4.42
0.65%, 8/17/2017	100,000	99,751	2.21
0.67%, 8/24/2017	100,000	99,730	2.21
0.76%, 8/31/2017	200,000	199,362	4.41
0.84%, 9/07/2017	200,000	199,258	4.41
0.86%, 9/14/2017	100,000	99,604	2.21
0.87%, 9/21/2017	100,000	99,582	2.21
0.89%, 9/28/2017	100,000	99,555	2.21
Total Treasury Obligations		3,493,517	77.34

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	400,000	400,000	8.86
Goldman Sachs Financial Square Funds - Government Fund - Class FS	400,000	400,000	8.86
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	400,000	400,000	8.86
Total Money Market Funds		1,200,000	26.58
Total Cash Equivalents		$4,693,517	103.92

* Collateral amounted to $347,807 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2017 and 2016

	Three months ended March 31, 2017	Three months ended March 31, 2016
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$(761,565)	$227,732
Change in unrealized gain (loss) on open futures contracts	21,895	(171,549)
Dividend income	1,479	438
Interest income	5,732	972
ETF transaction fees	700	–

Total income (loss)	(731,759)	57,593

Expenses
General Partner management fees (Note 3)	9,043	4,425
Professional fees	18,751	20,656
Brokerage commissions	1,812	1,271
Directors' fees and insurance	211	116
License fees	226	111
Registration fees	1,800	1,820

Total expenses	31,843	28,399

Expense waiver (Note 3)	(20,501)	(22,903)

Net expenses	11,342	5,496

Net income (loss)	$(743,101)	$52,097
Net income (loss) per limited partnership share	$(1.79)	$0.21
Net income (loss) per weighted average limited partnership share	$(1.90)	$0.21
Weighted average limited partnership shares outstanding	391,667	250,000

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the three months ended March 31, 2017

	General Partner	Limited Partners	Total

Balances, at December 31, 2016	$–	$6,738,363	$6,738,363
Redemption of 100,000 partnership shares	–	(1,478,727)	(1,478,727)
Net income (loss)	–	(743,101)	(743,101)

Balances, at March 31, 2017	$–	$4,516,535	$4,516,535

Net Asset Value Per Share:
At December 31, 2016			$16.85
At March 31, 2017			$15.06

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2017 and 2016

	Three months ended March 31, 2017	Three months ended March 31, 2016
Cash Flows from Operating Activities:
Net income (loss)	$(743,101)	$52,097
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	98,403	(235,154)
Unrealized (gain) loss on open futures contracts	(21,895)	171,549
(Increase) decrease in receivable from General Partner	(20,502)	63,159
(Increase) decrease in dividends receivable	(170)	(157)
(Increase) decrease in directors' fees and insurance receivable	(1,014)	(104)
(Increase) decrease in prepaid registration fees	1,800	1,820
(Increase) decrease in ETF transaction fees receivable	(350)	–
Increase (decrease) in General Partner management fees payable	(496)	163
Increase (decrease) in professional fees payable	(13,353)	(10,209)
Increase (decrease) in directors' fees and insurance payable	(73)	(6)
Increase (decrease) in license fees payable	(54)	(50)
Net cash provided by (used in) operating activities	(700,805)	43,108

Cash Flows from Financing Activities:
Addition of partnership shares	–	–
Redemption of partnership shares	(726,022)	–
Net cash provided by (used in) financing activities	(726,022)	–

Net Increase (Decrease) in Cash and Cash Equivalents	(1,426,827)	43,108

Cash and Cash Equivalents, beginning of period	5,923,778	2,467,765
Cash and Cash Equivalents, end of period	$4,496,951	$2,510,873

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2017 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Diesel-Heating Oil Fund, LP (“UHN”), was organized as a limited partnership under the laws of the state of Delaware on April 13, 2007. UHN is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, UHN’s shares traded on the American Stock Exchange (the “AMEX”). UHN will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership, as amended March 1, 2013 (the “LP Agreement”). The investment objective of UHN is for the daily changes in percentage terms of its shares per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of heating oil (also known as No. 2 fuel oil) for delivery to the New York harbor, as measured by the daily changes in the price of the futures contract for heating oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), plus interest earned on UHN’s collateral holdings, less UHN’s expenses.

UHN’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot price of heating oil or any particular futures contract based on heating oil nor is UHN’s investment objective for the percentage in its NAV to reflect the percentage change of the price of any particular futures contract as measures over a period greater than one day.

United States Commodity Funds LLC (“USCF”), the general partner of UHN, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Diesel-Heating Oil-Related Investments (as defined below). UHN accomplishes its objective through investments in futures contracts for diesel-heating oil, crude oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other diesel-heating oil-related investments such as cash-settled options on Futures Contracts, forward contracts for diesel-heating oil and over-the-counter (“OTC”) transactions that are based on the price of diesel-heating oil, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Diesel-Heating Oil-Related Investments”). As of March 31, 2017, UHN held 68 futures contracts for heating oil (HO) traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures.

UHN commenced investment operations on April 9, 2008 and has a fiscal year ending on December 31. USCF is responsible for the management of UHN. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005 and a swaps firm on August 8, 2013. USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”) and the United States Gasoline Fund, LP (“UGA”), which listed their limited partnership shares on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UGA” on February 26, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, UNG’s, USL’s and UGA’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“DNO”), the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the USCF Canadian Crude Oil Index Fund (“UCCO”), each a series of the United States Commodity Index Funds Trust. USCI, CPER, and USAG listed their shares on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011 and “USAG” on April 13, 2012, respectively. UCCO is currently in registration and has not commenced operations.

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

In April 2008, UHN initially registered 10,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 9, 2008, UHN listed its shares on the AMEX under the ticker symbol “UHN” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, UHN established its’ initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. UHN also commenced investment operations on April 9, 2008 by purchasing Futures Contracts traded on the NYMEX based on heating oil. As of March 31, 2017, UHN had registered a total of 60,000,000 shares.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosure required under generally accepted accounting principles in the United States of America (“U.S. GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of USCF, necessary for the fair presentation of the condensed financial statements for the interim period.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in conformity with U.S. GAAP as detailed in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification. UHN is an investment company and follows the accounting and reporting guidance in FASB Topic 946.

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

In accordance with U.S. GAAP, UHN is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UHN files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UHN is not subject to income tax return examinations by major taxing authorities for years before 2013. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UHN recording a tax liability that reduces net assets. However, UHN’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UHN recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2017.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2017.

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

Use of Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires USCF to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

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

Ongoing Registration Fees and Other Offering Expenses

UHN pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2017 and 2016, UHN incurred $1,800 and $1,820, respectively, in registration fees and other offering expenses.

Independent Directors and Officers Expenses

UHN is responsible for paying its portion of the directors’ and officers’ liability insurance for UHN and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UHN and the Related Public Funds. UHN shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2017 are estimated to be a total of $1,500 for UHN and, in the aggregate for UHN and the Related Public Funds, $539,350.

Licensing Fees

As discussed in Note 4 below, UHN entered into a licensing agreement with the NYMEX on May 30, 2007, as amended on October 20, 2011. Pursuant to the agreement, UHN and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2017 and 2016, UHN incurred $226 and $111, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UHN’s audit expenses and tax accounting and reporting requirements are paid by UHN. These costs are estimated to be $60,000 for the year ending December 31, 2017. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UHN pays all brokerage fees and other expenses in connection with the operation of UHN, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF has voluntarily agreed to pay certain expenses typically borne by UHN to the extent that such expenses exceed 0.15% (15 basis points) of UHN’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the three months ended March 31, 2017, USCF waived $20,501 of UHN’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements below.

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

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Total commissions accrued to brokers	$1,812	$1,271
Total commissions as an annualized percentage of average total net assets	0.12%	0.17%
Commissions accrued as a result of rebalancing	$1,738	$1,271
Percentage of commissions accrued as a result of rebalancing	95.92%	100%
Commissions accrued as a result of creation and redemption activity	$74	$–
Percentage of commissions accrued as a result of creation and redemption activity	4.08%	–%

The increase in UHN’s total commissions accrued to brokers for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was due primarily to a greater number of futures contracts being held and traded as a result of UHN’s larger size in terms of average net assets.

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

All of the Futures Contracts held by UHN through March 31, 2017 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UHN were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UHN has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UHN bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UHN’s cash in money market funds that seek to maintain a stable per share NAV. UHN is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2017 and December 31, 2016, UHN held investments in money market funds in the amounts of $1,200,000 and $1,200,000, respectively. USCF holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of March 31, 2017 and December 31, 2016, UHN held cash deposits and investments in Treasuries in the amounts of $3,644,758 and $5,169,988, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should UHN’s custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2017 and 2016 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended March 31, 2017 (Unaudited)	For the three months ended March 31, 2016 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$16.85	$12.48
Total income (loss)	(1.76)	0.23
Net expenses	(0.03)	(0.02)
Net increase (decrease) in net asset value	(1.79)	0.21
Net asset value, end of period	$15.06	$12.69

Total Return	(10.62)%	1.68%

Ratios to Average Net Assets
Total income (loss)	(11.97)%	1.94%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	1.51%	3.25%
Expenses waived*	(1.36)%	(3.10)%
Net expenses excluding management fees*	0.15%	0.15%
Net income (loss)	(12.16)%	1.76%

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

The following table summarizes the valuation of UHN’s securities at March 31, 2017 using the fair value hierarchy:

At March 31, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$4,693,517	$4,693,517	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	169,932	169,932	—	—

During the three months ended March 31, 2017, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UHN’s securities at December 31, 2016 using the fair value hierarchy:

At December 31, 2016	Total	Level I	Level II	Level III
Short-Term Investments	$3,695,971	$3,695,971	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	148,037	148,037	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2017	Fair Value At December 31,2016
Futures - Commodity Contracts	Assets	$169,932	$148,037

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended March 31, 2017		For the three months ended March 31, 2016
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$(761,565)		$227,732

	Change in unrealized gain (loss) on open contracts		$21,895		$(171,549)

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

Regulatory Disclosure

Accountability Levels, Position Limits and Price Fluctuation Limits. Designated contract markets (“DCMs”), such as the NYMEX and ICE Futures, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by UHN is not) may hold, own or control. These levels and position limits apply to the futures contracts that UHN invests in to meet its investment objective. In addition to accountability levels and position limits, the NYMEX and ICE Futures also set daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on US-based exchanges such as the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 5,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts for investments in futures contracts for heating oil. In addition, ICE Futures maintains the same accountability levels, position limits and monitoring authority for its heating oil contract as the NYMEX. If UHN and the Related Public Funds exceed these accountability levels for investments in the futures contracts for diesel-heating oil, the NYMEX and ICE Futures will monitor UHN’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UHN and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UHN could be ordered to reduce its aggregate net futures contracts position back to the accountability level. As of March 31, 2017, UHN held 68 futures contracts for heating oil (HO) traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures. For the three months ended March 31, 2017, UHN did not exceed accountability levels imposed by the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UHN will run up against such position limits because UHN’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the three months ended March 31, 2017, UHN did not exceed any position limits imposed by the NYMEX and the ICE Futures.

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

The CFTC has proposed to adopt limits on speculative positions in 25 physical commodity futures, and option contracts and swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”). The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the size of speculative positions that a person may hold in the spot month, other individual months, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on DCMs and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as certain non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times. At this time, it is unclear how the Position Limit Rules may affect UHN, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of UHN to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of UHN.

Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in nine agricultural products (e.g., corn, wheat and soy), while futures exchanges establish and enforce position limits and accountability levels for other agricultural and certain energy products (e.g., oil and natural gas). As a result, UHN may be limited with respect to the size of its investments in any commodities subject to these limits.

Under existing and recently adopted CFTC regulations, for the purpose of position limits, a market participant is generally required, subject to certain narrow exceptions, to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding with that participant (the “Aggregation Rules”). The Aggregation Rules will also apply with respect to the Position Limit Rules if and when such Position Limit Rules are adopted.

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

Money Market Reform

The SEC adopted Rule 2a-7 under the Investment Company Act of 1940 on July 23, 2014, which became effective on October 14, 2016, to reform money market funds (“MMFs”). While the new rule applies only to MMFs, it may indirectly affect institutional investors such as UHN. The new rule requires institutional prime MMFs to price their shares using market-based values instead of the amortized cost method (i.e., to use a “floating net asset value per share” or “floating NAV”). Government and retail funds can continue to use the amortized cost method to value their portfolio securities. Additionally, liquidity fees and gates allow an MMF’s board of directors to directly address runs on a fund. MMFs’ boards of directors are required to implement rules to discourage and prevent runs by investors through the use of redemption fees and gates (temporary suspension of redemptions). The fees and gates could be imposed on a fund whose portfolios fail to meet certain liquidity thresholds although they are optional for government MMFs. UHN currently invests in government MMFs, as well as Treasuries with a maturity date of two years or less, as an investment for assets not used for margin or collateral in the Futures Contracts. UHN does not hold any non-government MMFs and, currently, does not anticipate investing in any non-government MMFs. The new rule further decreases the likelihood that UHN would invest in any non-governmental MMFs. However, if UHN were to make investments in non-government MMFs in the future, such investments could negatively impact UHN because of the changes to MMFs resulting from the new rule.

Price Movements

Diesel-heating oil futures prices were volatile during the three months ended March 31, 2017 and ended lower than the start of the period. The price of the Benchmark Futures Contract started the period at $1.728 per gallon. It hit a peak on January 6, 2017 at a price of $1.703 per gallon. The low of the period was on March 14, 2017 when the price dropped to $1.492 per gallon. The period ended with the Benchmark Futures Contract at $1.575 per gallon, a decrease of approximately (8.89)% over the period. UHN’s per share NAV began the period at $16.85 and ended the period at $15.06 on March 31, 2017, a decrease of (10.62)% over the period. UHN’s per share NAV reached its high for the period on January 6, 2017 at $16.60 and reached its low for the period on March 23, 2017 at $14.31. The Benchmark Futures Contract prices listed above began with the February 2016 contract and ended with May 2017 contract. The decrease of approximately (8.89)% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UHN seeks to track, which are more fully described below in the section titled “Tracking UHN’s Benchmark.”

During the three months ended March 31, 2017, the crude oil futures market was in a state of contango, meaning that the price of the near month crude oil futures contract was lower than the price of the next month crude oil futures contract, and contracts further away from expiration. (On days when the market is in backwardation, the price of the near month crude oil futures contract is typically higher than the price of the next month crude oil futures contract or contracts further away from expiration.) For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 10,000,000 shares, UHN has registered one subsequent offering of its shares: 50,000,000 shares which were registered with the SEC on April 30, 2010. Shares offered by UHN in the subsequent offering were sold by it for cash at the shares’ per share NAV as described in the applicable prospectus. As of March 31, 2017, UHN had issued 1,350,000 shares, 300,000 of which were outstanding. As of March 31, 2017, there were 58,650,000 shares registered but not yet issued.

More shares may have been issued by UHN than are outstanding due to the redemption of shares. Unlike funds that are registered under the Investment Company Act shares that have been redeemed by UHN cannot be resold by UHN. As a result, UHN contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of March 31, 2017, UHN had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC and Virtu Financial BD LLC.

For the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Average daily total net assets	$6,112,212	$2,966,116
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$7,211	$1,410
Annualized yield based on average daily total net assets	0.48%	0.19%
Management fee	$9,043	$4,425
Total fees and other expenses excluding management fees	$22,800	$23,974
Fees and expenses related to the registration or offering of additional shares	$1,800	$1,820
Total amount of the expense waiver	$20,501	$22,903
Expenses before allowance for the expense waiver	$31,843	$28,399
Expenses after allowance for the expense waiver	$11,342	$5,496
Total commissions accrued to brokers	$1,812	$1,271
Total commissions as annualized percentage of average total net assets	0.12%	0.17%
Commissions accrued as a result of rebalancing	$1,738	$1,271
Percentage of commissions accrued as a result of rebalancing	95.92%	100%
Commissions accrued as a result of creation and redemption activity	$74	$–
Percentage of commissions accrued as a result of creation and redemption activity	4.08%	–%

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

Average interest rates earned on short-term investments held by UHN, including cash equivalents and Treasuries, were higher during the three months ended March 31, 2017, compared to the three months ended March 31, 2016. As a result, the amount of income earned by UHN as a percentage of average total net assets was higher during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016.

The decrease in UHN’s total fees and expenses excluding management fees for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, was due to a decrease in certain of UHN’s operating expenses.

Total commissions accrued to brokers by UHN for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, were higher.

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

For the 30-valuation days ended March 31, 2017, the simple average daily change in the Benchmark Futures Contract was (0.144)%, while the simple average daily change in the per share NAV of UHN over the same time period was (0.144)%. The average difference was (0.00)% (or (0.0) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in tracking by the per share NAV was (4.021)%, meaning that over this time period UHN’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UHN’s shares to the public on April 9, 2008 to March 31, 2017, the simple average daily change in the Benchmark Futures Contract was (0.030)%, while the simple average daily change in the per share NAV of UHN over the same time period was (0.032)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.929)%, meaning that over this time period UHN’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in UHN’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes for the last 30 valuation days ended March 31, 2017; the second graph measures monthly changes from March 31, 2012 through March 31, 2017.

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

For the three months ended March 31, 2017, the actual total return of UHN as measured by changes in its per share NAV was (10.62)%. This is based on an initial per share NAV of $16.85 as of December 31, 2016 and an ending per share NAV as of March 31, 2017 of $15.06. During this time period, UHN made no distributions to its shareholders. However, if UHN’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UHN would have had an estimated per share NAV of $15.35 as of March 31, 2017, for a total return over the relevant time period of (8.89)%. The difference between the actual per share NAV total return of UHN of (10.62)% and the expected total return based on the Benchmark Futures Contract of (8.89)% was an error over the time period of (1.73)%, which is to say that UHN’s actual total return underperformed the benchmark result by that percentage. UHN incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UHN to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

By comparison, the three months ended March 31, 2016, the actual total return of UHN as measured by changes in its’ per share NAV was 1.68%. This was based on an initial per share NAV of $12.48 as of December 31, 2015 and an ending per share NAV as of March 31, 2016 of $12.69. During this time period, UHN made no distributions to its shareholders. However, if UHN’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UHN would have had an estimated per share NAV of $12.72 as of March 31, 2016, for a total return over the relevant time period of 1.92%. The difference between the actual per share NAV total return of UHN of 1.68% and the expected total return based on the Benchmark Futures Contract of 1.92% was an error over the time period of (0.24)%, which is to say that UHN’s actual total return underperformed the benchmark result by that percentage. UHN incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tended to cause daily changes in the per share NAV of UHN to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact UHN’s ability to accurately track its Benchmark Futures Contract.

First, UHN may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UHN executes the trade. In that case, UHN may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UHN to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2017, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UHN to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UHN’s attempt to track the Benchmark Futures Contract over time.

Second, UHN incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of Futures Contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UHN to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, UHN earns dividend and interest income on its cash, cash equivalents and Treasuries. UHN is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2017. Interest payments, and any other income, were retained within the portfolio and added to UHN’s NAV. When this income exceeds the level of UHN’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UHN will realize a net yield that will tend to cause daily changes in the per share NAV of UHN to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by UHN will continue to be higher than interest earned by UHN. As such, USCF anticipates that UHN will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by UHN.

Third, UHN may hold Other Diesel-Heating Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UHN that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2017, UHN did not hold any Other Diesel-Heating Oil-Related Investments. If UHN increases in size, and due to its obligations to comply with regulatory limits, UHN may invest in Other Diesel-Heating Oil-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

The chart below compares the daily price of the near month diesel-heating oil futures contract to the price of 13th month diesel-heating oil futures contract (i.e., a contract one year forward) over the last 10 years. When the price of the near month futures contract is higher than the price of the 13th month futures contract, the market would be described as being in backwardation. When the price of the near month futures contract is lower than the 13th month futures contract, the market would be described as being in contango. Although the price of the near month futures contract and the price of the 13th month futures contract tend to move together, it can be seen that at times the near month futures contract prices are higher than the 13th month futures contract prices (backwardation) and, at other times, the near month futures contract prices are lower than the 13th month futures contract prices (contango).

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month diesel-heating oil futures contract from the dollar price of the near month diesel-heating oil futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The diesel-heating oil market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the next month contract price from the price of the 13th month contract for the 10-year period between March 31, 2007 and March 31, 2017. Investors will note that the near month diesel-heating oil futures contract spent time in both backwardation and contango. Investors will further note that the markets display a very seasonal pattern that corresponds to the seasonal demand patterns for diesel-heating oil mentioned above. That is, in many, but not all cases, the price of the near month is higher than the next month during the middle of the winter months as the price of diesel-heating oil for delivery in those winter months rises to meet peak demand. At the same time, the price of the near month contract, when that month is just before the onset of fall, does not rise as far or as fast as the price of a next month contract whose delivery falls closer to the start of the winter season.

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UHN is not to have the market price of its shares match, dollar for dollar, changes in the spot price of diesel-heating oil, contango and backwardation have impacted the total return on an investment in UHN shares during the past year relative to a hypothetical direct investment in diesel-heating oil. For example, an investment in UHN shares made on December 31, 2016 and held to March 31, 2017 decreased, based upon the changes in the NAV for UHN shares on those days, by approximately (10.62)%, while the spot price of diesel-heating oil for immediate delivery during the same period decreased by (8.89)% (note: this comparison ignores the potential costs associated with physically owning and storing diesel-heating oil, which could be substantial). By comparison, an investment in UHN shares made on December 31, 2015 and held to March 31, 2016 increased, based upon the changes in the NAV for UHN shares on those days, by approximately 1.68%, while the spot price of diesel-heating oil for immediate delivery during the same period decreased by 5.48% (note: this comparison ignores the potential costs associated with physically owning and storing diesel-heating oil, which could be substantial).

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

Heating Oil Market. During the three months ended March 31, 2017, the price of heating oil in the United States was primarily impacted by movements in crude oil prices, the input for heating oil.

Crude Oil Market. During the three months ended March 31, 2017, crude oil prices were impacted by several factors. The Organization of the Petroleum Exporting Countries’ decision in late 2015 to maintain production levels despite falling demand led to an oversupplied market. The amount of crude in storage in the U.S. increased consistently from the start of the year to late April before beginning to decline on moderately reduced output from shale producers and other sources. However, storage remained elevated relative to previous levels after reaching the peak level of 512 million barrels reported in April, the highest volume since the U.S. Energy Information Administration (“EIA”) began reporting storage data in 1982. United States crude oil prices finished the first quarter of 2017 approximately 5.81% lower than at the beginning of the year. Prices fluctuated as investors weighed the possibility that global inventories may stabilize in 2017. Should supply continue to grow or should the global economic situation decline, there is a meaningful possibility that crude oil prices could fall further, while disruptions due to conflict in the Middle East or declining supply would likely have the opposite effect.

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

For the ten-year time period between March 31, 2007 and March 31, 2017, the table below compares the monthly movements of diesel-heating oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movements in diesel-heating oil on a monthly basis were somewhat correlated with the movements of large cap U.S. equities, global equities, and natural gas. However, movements in diesel-heating oil were strongly correlated to movements in crude oil and unleaded gasoline and somewhat inversely correlated with the movements of U.S. government bonds.

Correlation Matrix March 31, 2007-2017*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Natural Gas	Diesel- Heating Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.313)	0.963	0.442	0.470	0.107	0.429
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.283)	(0.380)	(0.047)	(0.047)	(0.351)
Global Equities (FTSE World Index)			1.000	0.508	0.513	0.152	0.479
Crude Oil				1.000	0.754	0.287	0.816
Unleaded Gasoline					1.000	0.171	0.748
Natural Gas						1.000	0.280
Diesel-Heating Oil							1.000

Source: Bloomberg, NYMEX

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one-year period ended March 31, 2017, diesel-heating oil still showed neither strongly correlated nor inversely correlated movements with large cap U.S. equities, global equities or natural gas. Movements in diesel-heating oil were strongly correlated to the movements in crude oil and unleaded gasoline, and somewhat inversely correlated to movements in U.S. government bonds.

Correlation Matrix 12 months ended March 31, 2017*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Natural Gas	Diesel- Heating Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.118)	0.771	(0.161)	(0.292)	(0.352)	(0.265)
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	0.067	(0.251)	(0.297)	0.202	(0.255)
Global Equities (FTSE World Index)			1.000	(0.234)	(0.197)	(0.499)	(0.367)
Crude Oil				1.000	0.647	0.126	0.967
Unleaded Gasoline					1.000	0.326	0.742
Natural Gas						1.000	0.238
Diesel-Heating Oil							1.000

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

UHN currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UHN has allocated substantially all of its net assets to trading in Diesel-Heating Oil Interests. UHN invests in Diesel-Heating Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Diesel-Heating Oil-Related Investments. A significant portion of UHN’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Diesel-Heating Oil Interests. The balance of the assets is held in UHN’s account at its custodian bank and in Treasuries at the FCM. Income received from UHN’s money market funds and Treasuries is paid to UHN. During the three months ended March 31, 2017, UHN’s expenses exceeded the income UHN earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2017, UHN used other assets to pay expenses which would cause a decrease in UHN’s NAV over time. To the extent expenses exceed income, UHN’s NAV will be negatively impacted.

UHN’s investments in Diesel-Heating Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UHN from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2017, UHN did not purchase or liquidate any of its positions while daily limits were in effect; however, UHN cannot predict whether such an event may occur in the future.

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

As of March 31, 2017, UHN held cash deposits and investments in Treasuries and money market funds in the amount of $4,844,758 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UHN’s custodian and/or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2017, UHN had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UHN. While UHN’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UHN’s financial position.

European Sovereign Debt

UHN had no direct exposure to European sovereign debt as of March 31, 2017 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of March 31, 2017, UHN’s portfolio consisted of 68 Heating Oil Futures (HO) Contracts traded on the NYMEX. As of March 31, 2017, UHN did not hold any Futures Contracts traded on ICE Futures. For a list of UHN’s current holdings, please see UHN’s website at www.uscfinvestments.com.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

UHN is exposed to commodity price risk. In particular, UHN is exposed to heating oil price risk through its holdings of Futures Contracts, together with any other derivatives in which it may invest, which are discussed below. As a result, fluctuations in the value of Futures Contracts that UHN holds in its portfolios, as described in “Contractual Obligations” under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” are expected to directly affect the value of UHN’s shares.

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

During the three month reporting period ended March 31, 2017, UHN limited its OTC activities to EFRP transactions.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in UHN’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 24, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	UHN does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UHN redeemed 2 baskets (comprising 100,000 shares) during the first quarter of the year ended March 31, 2017. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2017:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
1/1/17 to 1/31/17	0	NA
2/1/17 to 2/28/17	0	NA
3/1/17 to 3/31/17	100,000	$14.79
Total	100,000

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

Date: May 12, 2017

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 12, 2017

