Form 10-Q
period 2017-06-30
United States Diesel-Heating Oil Fund, LP
filed 2017-08-11
CIK 1396877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2017.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34016

United States Diesel-Heating Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-8837345
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1999 Harrison Street, Suite 1530

Oakland, California 94612

(Address of principal executive offices) (Zip code)

(510) 522-9600

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 200,000 shares outstanding as of August 9, 2017.

UNITED STATES DIESEL-HEATING OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Diesel-Heating Oil Fund, LP

Condensed Statements of Financial Condition

At June 30, 2017 (Unaudited) and December 31, 2016

	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents (Notes 2 and 5)	$2,073,055	$5,923,778
Equity in trading accounts:
Cash and cash equivalents	420,443	446,210
Unrealized gain (loss) on open commodity futures contracts	92,799	148,037
Receivable from General Partner (Note 3)	35,865	100,743
Dividends receivable	–	361
Directors' fees and insurance receivable	763	–
Prepaid registration fees	190,779	194,399

Total assets	$2,813,704	$6,813,528

Liabilities and Partners' Capital
General Partner management fees payable (Note 3)	$1,333	$3,321
Professional fees payable	18,728	71,309
Brokerage commissions payable	247	247
Directors' fees and insurance payable	–	73
License fees payable	68	215

Total liabilities	20,376	75,165

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	–	–
Limited Partners	2,793,328	6,738,363
Total Partners' Capital	2,793,328	6,738,363

Total liabilities and partners' capital	$2,813,704	$6,813,528

Limited Partners' shares outstanding	200,000	400,000
Net asset value per share	$13.97	$16.85
Market value per share	$13.98	$16.78

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2017

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Heating Oil Futures HO August 2017 contracts, expiring July 2017*	45	$92,799	3.32

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.62%, 7/06/2017	$200,000	$199,983	7.16
0.59%, 7/13/2017	200,000	199,961	7.16
0.61%, 7/20/2017	200,000	199,936	7.16
0.60%, 7/27/2017	200,000	199,914	7.16
0.63%, 8/03/2017	100,000	99,943	3.58
0.61%, 8/10/2017	200,000	199,864	7.15
0.65%, 8/17/2017	100,000	99,915	3.58
0.67%, 8/24/2017	100,000	99,900	3.58
0.76%, 8/31/2017	200,000	199,744	7.15
0.84%, 9/07/2017	200,000	199,683	7.15
0.86%, 9/14/2017	100,000	99,821	3.57
0.87%, 9/21/2017	100,000	99,802	3.57
0.89%, 9/28/2017	100,000	99,780	3.57
0.90%, 10/05/2017	100,000	99,761	3.57
0.92%, 10/12/2017	100,000	99,738	3.57
Total Cash Equivalents		$2,197,745	78.68

* Collateral amounted to $420,443 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2017 and 2016

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$(119,372)	$378,126	$(880,937)	$605,858
Change in unrealized gain (loss) on open futures contracts	(77,133)	362,863	(55,238)	191,314
Realized gain (loss) on short-term investments	(13)	–	(13)	–
Dividend income	234	527	1,713	965
Interest income	5,456	1,917	11,188	2,889
ETF transaction fees	700	–	1,400	–

Total income (loss)	(190,128)	743,433	(921,887)	801,026

Expenses
General Partner management fees (Note 3)	5,210	5,487	14,253	9,912
Professional fees	13,130	20,656	31,881	41,312
Brokerage commissions	1,184	1,236	2,996	2,507
Directors' fees and insurance	365	103	576	219
License fees	130	137	356	248
Registration fees	1,820	1,820	3,620	3,640

Total expenses	21,839	29,439	53,682	57,838

Expense waiver (Note 3)	(15,364)	(22,545)	(35,865)	(45,448)

Net expenses	6,475	6,894	17,817	12,390

Net income (loss)	$(196,603)	$736,539	$(939,704)	$788,636
Net income (loss) per limited partnership share	$(1.09)	$2.94	$(2.88)	$3.15
Net income (loss) per weighted average limited partnership share	$(0.82)	$2.95	$(2.98)	$3.15
Weighted average limited partnership shares outstanding	240,659	250,000	315,746	250,000

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the six months ended June 30, 2017

	General Partner	Limited Partners	Total

Balances, at December 31, 2016	$–	$6,738,363	$6,738,363
Redemption of 200,000 partnership shares	–	(3,005,331)	(3,005,331)
Net income (loss)	–	(939,704)	(939,704)

Balances, at June 30, 2017	$–	$2,793,328	$2,793,328

Net Asset Value Per Share:
At December 31, 2016			$16.85
At June 30, 2017			$13.97

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2017 and 2016

	Six months ended June 30, 2017	Six months ended June 30, 2016
Cash Flows from Operating Activities:
Net income (loss)	$(939,704)	$788,636
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	25,767	(50,507)
Unrealized (gain) loss on open futures contracts	55,238	(191,314)
(Increase) decrease in receivable from General Partner	64,878	40,614
(Increase) decrease in dividends receivable	361	(162)
(Increase) decrease in directors' fees and insurance receivable	(763)	(51)
(Increase) decrease in prepaid registration fees	3,620	3,640
Increase (decrease) in General Partner management fees payable	(1,988)	472
Increase (decrease) in professional fees payable	(52,581)	(21,365)
Increase (decrease) in directors' fees and insurance payable	(73)	(6)
Increase (decrease) in license fees payable	(147)	(23)
Net cash provided by (used in) operating activities	(845,392)	569,934

Cash Flows from Financing Activities:
Addition of partnership shares	–	–
Redemption of partnership shares	(3,005,331)	–
Net cash provided by (used in) financing activities	(3,005,331)	–

Net Increase (Decrease) in Cash and Cash Equivalents	(3,850,723)	569,934

Cash and Cash Equivalents, beginning of period	5,923,778	2,467,765
Cash and Cash Equivalents, end of period	$2,073,055	$3,037,699

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended June 30, 2017 (Unaudited)

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

United States Commodity Funds LLC (“USCF”), the general partner of UHN, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Diesel-Heating Oil-Related Investments (as defined below). UHN accomplishes its objective through investments in futures contracts for diesel-heating oil, crude oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other diesel-heating oil-related investments such as cash-settled options on Futures Contracts, forward contracts for diesel-heating oil and over-the-counter (“OTC”) transactions that are based on the price of diesel-heating oil, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Diesel-Heating Oil-Related Investments”). As of June 30, 2017, UHN held 45 futures contracts for heating oil (HO) traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures.

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

In addition, USCF is the sponsor of the USCF Funds Trust, a Delaware statutory trust, and each of its series, the REX S&P MLP Fund and the REX S&P MLP Inverse Fund which are currently in registration and have not commenced operations, and the United States 3X Oil Fund and the United States 3X Short Oil Fund which were in registration as of June 30, 2017 and commenced operations on July 20, 2017. The funds that are series of the USCF Funds Trust are not included in the Related Public Funds.

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

In April 2008, UHN initially registered 10,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 9, 2008, UHN listed its shares on the AMEX under the ticker symbol “UHN” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, UHN established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. UHN also commenced investment operations on April 9, 2008 by purchasing Futures Contracts traded on the NYMEX based on heating oil. As of June 30, 2017, UHN had registered a total of 60,000,000 shares.

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

In accordance with U.S. GAAP, UHN is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UHN files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UHN is not subject to income tax return examinations by major taxing authorities for years before 2013. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UHN recording a tax liability that reduces net assets. However, UHN’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UHN recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2017.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at June 30, 2017.

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

Ongoing Registration Fees and Other Offering Expenses

UHN pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2017 and 2016, UHN incurred $3,620 and $3,640, respectively, in registration fees and other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, UHN entered into a licensing agreement with the NYMEX on May 30, 2007, as amended on October 20, 2011. Pursuant to the agreement, UHN and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2017 and 2016, UHN incurred $356 and $248, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UHN’s audit expenses and tax accounting and reporting requirements are paid by UHN. These costs are estimated to be $60,000 for the year ending December 31, 2017. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UHN pays all brokerage fees and other expenses in connection with the operation of UHN, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF has voluntarily agreed to pay certain expenses typically borne by UHN to the extent that such expenses exceed 0.15% (15 basis points) of UHN’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the six months ended June 30, 2017, USCF waived $35,865 of UHN’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements below.

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

	For the six months ended June 30, 2017	For the six months ended June 30, 2016
Total commissions accrued to brokers	$2,996	$2,507
Total commissions as an annualized percentage of average total net assets	0.13%	0.15%
Commissions accrued as a result of rebalancing	$2,851	$2,507
Percentage of commissions accrued as a result of rebalancing	95.16%	100%
Commissions accrued as a result of creation and redemption activity	$145	$–
Percentage of commissions accrued as a result of creation and redemption activity	4.84%	–%

The increase in UHN’s total commissions accrued to brokers for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was due primarily to a greater number of futures contracts being held and traded as a result of UHN’s larger size in terms of average net assets.

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

All of the Futures Contracts held by UHN through June 30, 2017 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UHN were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UHN has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UHN bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UHN’s cash in money market funds that seek to maintain a stable per share NAV. UHN is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2017, UHN did not hold any investments in money market funds and as of December 31, 2016, UHN held investments in money market funds in the amount of $1,200,000. USCF holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of June 30, 2017 and December 31, 2016, UHN held cash deposits and investments in Treasuries in the amounts of $2,493,498 and $5,169,988, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should UHN’s custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the six months ended June 30, 2017 and 2016 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the six months ended June 30, 2017 (Unaudited)	For the six months ended June 30, 2016 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$16.85	$12.48
Total income (loss)	(2.82)	3.20
Net expenses	(0.06)	(0.05)
Net increase (decrease) in net asset value	(2.88)	3.15
Net asset value, end of period	$13.97	$15.63

Total Return	(17.09)%	25.24%

Ratios to Average Net Assets
Total income (loss)	(19.24)%	24.11%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	1.66%	2.90%
Expenses waived*	(1.51)%	(2.75)%
Net expenses excluding management fees*	0.15%	0.15%
Net income (loss)	(19.62)%	23.74%

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

The following table summarizes the valuation of UHN’s securities at June 30, 2017 using the fair value hierarchy:

At June 30, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$2,197,745	$2,197,745	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	92,799	92,799	—	—

During the six months ended June 30, 2017, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UHN’s securities at December 31, 2016 using the fair value hierarchy:

At December 31, 2016	Total	Level I	Level II	Level III
Short-Term Investments	$3,695,971	$3,695,971	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	148,037	148,037	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2017	Fair Value At December 31,2016
Futures - Commodity Contracts	Assets	$92,799	$148,037

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended June 30, 2017		For the six months ended June 30, 2016
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$(880,937)		$605,858

	Change in unrealized gain (loss) on open contracts		$(55,238)		$191,314

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on US-based exchanges such as the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 5,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts for investments in futures contracts for heating oil. In addition, ICE Futures maintains the same accountability levels, position limits and monitoring authority for its heating oil contract as the NYMEX. If UHN and the Related Public Funds exceed these accountability levels for investments in the futures contracts for diesel-heating oil, the NYMEX and ICE Futures will monitor UHN’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UHN and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UHN could be ordered to reduce its aggregate net futures contracts position back to the accountability level. As of June 30, 2017, UHN held 45 futures contracts for heating oil (HO) traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures. For the six months ended June 30, 2017, UHN did not exceed accountability levels imposed by the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UHN will run up against such position limits because UHN’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the six months ended June 30, 2017, UHN did not exceed any position limits imposed by the NYMEX and the ICE Futures.

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

In addition to the rules and regulations imposed under the Dodd-Frank Act, swap dealers that are European banks may also be subject to European Market Infrastructure Regulation (“EMIR”) and other European laws and regulations. Such laws and regulations impose requirements on non-cleared derivatives that are similar to those imposed by the CFTC and other regulators in the United States and which are described above. UHN may be impacted by European laws and regulations to the extent that it engages in derivatives transactions with European entities. Other non-U.S. jurisdictions also impose obligations with respect to OTC swaps that could impact UHN if it were to engage in OTC swaps with non-U.S. persons.

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

Price Movements

Diesel-heating oil futures prices were volatile during the six months ended June 30, 2017 and ended lower than the start of the period. The price of the Benchmark Futures Contract started the period at $1.728 per gallon which was the high point for the period. The low of the period was on June 21, 2017 when the price dropped to $1.372 per gallon. The period ended with the Benchmark Futures Contract at $1.483 per gallon, a decrease of approximately (14.18)% over the period. UHN’s per share NAV began the period at $16.85 and ended the period at $13.97 on June 30, 2017, a decrease of (17.09)% over the period. UHN’s per share NAV reached its high for the period on January 6, 2017 at $16.60 and reached its low for the period on June 21, 2017 at $12.92. The Benchmark Futures Contract prices listed above began with the February 2016 contract and ended with August 2017 contract. The decrease of approximately (14.18)% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UHN seeks to track, which are more fully described below in the section titled “Tracking UHN’s Benchmark.”

During the six months ended June 30, 2017, the crude oil futures market was in a state of contango, meaning that the price of the near month crude oil futures contract was lower than the price of the next month crude oil futures contract, and contracts further away from expiration. (On days when the market is in backwardation, the price of the near month crude oil futures contract is typically higher than the price of the next month crude oil futures contract or contracts further away from expiration.) For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 10,000,000 shares, UHN has registered one subsequent offering of its shares: 50,000,000 shares which were registered with the SEC on April 30, 2010. Shares offered by UHN in the subsequent offering were sold by it for cash at the shares’ per share NAV as described in the applicable prospectus. As of June 30, 2017, UHN had issued 1,350,000 shares, 200,000 of which were outstanding. As of June 30, 2017, there were 58,650,000 shares registered but not yet issued.

More shares may have been issued by UHN than are outstanding due to the redemption of shares. Unlike funds that are registered under the Investment Company Act shares that have been redeemed by UHN cannot be resold by UHN. As a result, UHN contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of June 30, 2017, UHN had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC and Virtu Financial BD LLC.

For the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

	For the six months ended June 30, 2017	For the six months ended June 30, 2016
Average daily total net assets	$4,790,400	$3,321,974
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$12,901	$3,854
Annualized yield based on average daily total net assets	0.54%	0.23%
Management fee	$14,253	$9,912
Total fees and other expenses excluding management fees	$39,429	$47,926
Fees and expenses related to the registration or offering of additional shares	$3,620	$3,640
Total amount of the expense waiver	$35,865	$45,448
Expenses before allowance for the expense waiver	$53,682	$57,838
Expenses after allowance for the expense waiver	$17,817	$12,390
Total commissions accrued to brokers	$2,996	$2,507
Total commissions as annualized percentage of average total net assets	0.13%	0.15%
Commissions accrued as a result of rebalancing	$2,851	$2,507
Percentage of commissions accrued as a result of rebalancing	95.16%	100%
Commissions accrued as a result of creation and redemption activity	$145	$–
Percentage of commissions accrued as a result of creation and redemption activity	4.84%	–%

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

Average interest rates earned on short-term investments held by UHN, including cash equivalents and Treasuries, were higher during the six months ended June 30, 2017, compared to the six months ended June 30, 2016. As a result, the amount of income earned by UHN as a percentage of average total net assets was higher during the six months ended June 30, 2017, as compared to the six months ended June 30, 2016.

The decrease in UHN’s total fees and expenses excluding management fees for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, was due to a decrease in certain of UHN’s operating expenses.

The increase in UHN’s total commissions accrued to brokers for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was due primarily to a greater number of futures contracts being held and traded as a result of UHN’s larger size in terms of average net assets.

For the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

	For the three months ended June 30, 2017	For the three months ended June 30, 2016
Average daily total net assets	$3,483,114	$3,677,833
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$5,690	$2,444
Annualized yield based on average daily total net assets	0.66%	0.27%
Management fee	$5,210	$5,487
Total fees and other expenses excluding management fees	$16,629	$23,952
Fees and expenses related to the registration or offering of additional shares	$1,820	$1,820
Total amount of the expense waiver	$15,364	$22,545
Expenses before allowance for the expense waiver	$21,839	$29,439
Expenses after allowance for the expense waiver	$6,475	$6,894
Total commissions accrued to brokers	$1,184	$1,236
Total commissions as annualized percentage of average total net assets	0.14%	0.14%
Commissions accrued as a result of rebalancing	$1,113	$1,236
Percentage of commissions accrued as a result of rebalancing	94.00%	100%
Commissions accrued as a result of creation and redemption activity	$71	$–
Percentage of commissions accrued as a result of creation and redemption activity	6.00%	–%

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

Average interest rates earned on short-term investments held by UHN, including cash equivalents and Treasuries, were higher during the three months ended June 30, 2017, compared to the three months ended June 30, 2016. As a result, the amount of income earned by UHN as a percentage of average total net assets was higher during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016.

The decrease in UHN’s total fees and expenses excluding management fees for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, was due to a decrease in certain of UHN’s operating expenses.

The decrease in UHN’s total commissions accrued to brokers for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, was due primarily to a lesser number of futures contracts being held and traded as a result of UHN’s smaller size in terms of average net assets.

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

For the 30-valuation days ended June 30, 2017, the simple average daily change in the Benchmark Futures Contract was (0.1527)%, while the simple average daily change in the per share NAV of UHN over the same time period was (0.1504)%. The average difference was 0.0023% (or 0.23 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in tracking by the per share NAV was (2.619)%, meaning that over this time period UHN’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UHN’s shares to the public on April 9, 2008 to June 30, 2017, the simple average daily change in the Benchmark Futures Contract was (0.0319)%, while the simple average daily change in the per share NAV of UHN over the same time period was (0.0342)%. The average daily difference was (0.0023)% (or (0.23) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.9216)%, meaning that over this time period UHN’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in UHN’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes for the last 30 valuation days ended June 30, 2017; the second graph measures monthly changes from June 30, 2012 through June 30, 2017.

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

For the six months ended June 30, 2017, the actual total return of UHN as measured by changes in its per share NAV was (17.09)%. This is based on an initial per share NAV of $16.85 as of December 31, 2016 and an ending per share NAV as of June 30, 2017 of $13.97. During this time period, UHN made no distributions to its shareholders. However, if UHN’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UHN would have had an estimated per share NAV of $13.98 as of June 30, 2017, for a total return over the relevant time period of (17.03)%. The difference between the actual per share NAV total return of UHN of (17.09)% and the expected total return based on the Benchmark Futures Contract of (17.03)% was an error over the time period of (0.06)%, which is to say that UHN’s actual total return underperformed the benchmark result by that percentage. UHN incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UHN to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

By comparison, the six months ended June 30, 2016, the actual total return of UHN as measured by changes in its per share NAV was 25.24%. This was based on an initial per share NAV of $12.48 as of December 31, 2015 and an ending per share NAV as of June 30, 2016 of $15.63. During this time period, UHN made no distributions to its shareholders. However, if UHN’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UHN would have had an estimated per share NAV of $15.69 as of June 30, 2016, for a total return over the relevant time period of 25.72%. The difference between the actual per share NAV total return of UHN of 25.24% and the expected total return based on the Benchmark Futures Contract of 25.72% was an error over the time period of (0.48)%, which is to say that UHN’s actual total return underperformed the benchmark result by that percentage. UHN incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tended to cause daily changes in the per share NAV of UHN to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact UHN’s ability to accurately track its Benchmark Futures Contract.

First, UHN may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UHN executes the trade. In that case, UHN may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UHN to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2017, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UHN to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UHN’s attempt to track the Benchmark Futures Contract over time.

Second, UHN incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of Futures Contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UHN to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, UHN earns dividend and interest income on its cash, cash equivalents and Treasuries. UHN is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2017. Interest payments, and any other income, were retained within the portfolio and added to UHN’s NAV. When this income exceeds the level of UHN’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UHN will realize a net yield that will tend to cause daily changes in the per share NAV of UHN to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by UHN will continue to be higher than interest earned by UHN. As such, USCF anticipates that UHN will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by UHN.

Third, UHN may hold Other Diesel-Heating Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UHN that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2017, UHN did not hold any Other Diesel-Heating Oil-Related Investments. If UHN increases in size, and due to its obligations to comply with regulatory limits, UHN may invest in Other Diesel-Heating Oil-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month diesel-heating oil futures contract from the dollar price of the near month diesel-heating oil futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The diesel-heating oil market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the next month contract price from the price of the 13th month contract for the 10-year period between June 30, 2007 and June 30, 2017. Investors will note that the near month diesel-heating oil futures contract spent time in both backwardation and contango. Investors will further note that the markets display a very seasonal pattern that corresponds to the seasonal demand patterns for diesel-heating oil mentioned above. That is, in many, but not all cases, the price of the near month is higher than the next month during the middle of the winter months as the price of diesel-heating oil for delivery in those winter months rises to meet peak demand. At the same time, the price of the near month contract, when that month is just before the onset of fall, does not rise as far or as fast as the price of a next month contract whose delivery falls closer to the start of the winter season.

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UHN is not to have the market price of its shares match, dollar for dollar, changes in the spot price of diesel-heating oil, contango and backwardation have impacted the total return on an investment in UHN shares during the past year relative to a hypothetical direct investment in diesel-heating oil. For example, an investment in UHN shares made on December 31, 2016 and held to June 30, 2017 decreased, based upon the changes in the NAV for UHN shares on those days, by approximately (17.09)%, while the spot price of diesel-heating oil for immediate delivery during the same period decreased by (14.18)% (note: this comparison ignores the potential costs associated with physically owning and storing diesel-heating oil, which could be substantial). By comparison, an investment in UHN shares made on December 31, 2015 and held to June 30, 2016 increased, based upon the changes in the NAV for UHN shares on those days, by approximately 25.24%, while the spot price of diesel-heating oil for immediate delivery during the same period increased by 32.46% (note: this comparison ignores the potential costs associated with physically owning and storing diesel-heating oil, which could be substantial).

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

Heating Oil Market. During the six months ended June 30, 2017, the price of heating oil in the United States was primarily impacted by movements in crude oil prices, the input for heating oil.

Crude Oil Market. During the six months ended June 30, 2017, crude oil prices were impacted by several factors. OPEC’s decision to cut production in late 2016 led to a recovery in prices through February of 2017. This spring saw increased concerns about the rapid and consistent response of increased U.S. shale oil production, concerns that OPEC was unable to mitigate when it voted to extend production quotas into 2018. Prices fell on these concerns through the end of the quarter. The amount of crude in storage in the U.S. increased consistently from the start of the year to late April 2017, when it reached 535 million barrels, just shy of the all-time record set in 1929. U.S. inventory then began a seasonal decline that lasted through the remainder of the spring and into early summer. However, storage remained elevated relative to previous years. Additionally, demand for crude has been lower than more bullish forecasts, with U.S. gasoline demand for the summer driving season lower than expected. United States crude oil prices finished the second quarter of 2017 approximately (14.30)% lower than at the beginning of the year. Some data indicates that global inventories are falling and that meaningful declines (other than seasonal) should begin to become apparent in U.S. supply. However, should U.S. supply continue to grow or should the global economic situation decline, there is a meaningful possibility that crude oil prices could fall further, while disruptions due to conflict in the Middle East or a tapering of U.S. supply growth would likely have the opposite effect.

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

For the ten-year time period between June 30, 2007 and June 30, 2017, the table below compares the monthly movements of diesel-heating oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movements in diesel-heating oil on a monthly basis were somewhat correlated with the movements of large cap U.S. equities, global equities, and natural gas. However, movements in diesel-heating oil were strongly correlated to movements in crude oil and unleaded gasoline and somewhat inversely correlated with the movements of U.S. government bonds.

Correlation Matrix June 30, 2007- June 30, 2017*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Natural Gas	Diesel- Heating Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.283)	0.964	0.462	0.472	0.097	0.439
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.254)	(0.376)	(0.392)	(0.048)	(0.330)
Global Equities (FTSE World Index)			1.000	0.519	0.514	0.147	0.483
Crude Oil				1.000	0.767	0.310	0.816
Unleaded Gasoline					1.000	0.167	0.754
Natural Gas						1.000	0.292
Diesel-Heating Oil							1.000

Source: Bloomberg, NYMEX

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one-year period ended June 30, 2017, diesel-heating oil still showed neither strongly correlated nor inversely correlated movements with large cap U.S. equities, U.S. government bonds or natural gas. Movements in diesel-heating oil were strongly correlated to the movements in crude oil and unleaded gasoline, and somewhat inversely correlated to movements in global equities.

Correlation Matrix 12 months ended June 30, 2017*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Natural Gas	Diesel- Heating Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.082)	0.815	(0.076)	(0.250)	(0.249)	(0.224)
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	0.423	(0.307)	(0.132)	(0.395)	(0.314)
Global Equities (FTSE World Index)			1.000	(0.321)	(0.299)	(0.370)	(0.444)
Crude Oil				1.000	0.596	0.141	0.950
Unleaded Gasoline					1.000	0.567	0.748
Natural Gas						1.000	0.278
Diesel-Heating Oil							1.000

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

UHN currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UHN has allocated substantially all of its net assets to trading in Diesel-Heating Oil Interests. UHN invests in Diesel-Heating Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Diesel-Heating Oil-Related Investments. A significant portion of UHN’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Diesel-Heating Oil Interests. The balance of the assets is held in UHN’s account at its custodian bank and in Treasuries at the FCM. Income received from UHN’s money market funds and Treasuries is paid to UHN. During the six months ended June 30, 2017, UHN’s expenses exceeded the income UHN earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2017, UHN used other assets to pay expenses which would cause a decrease in UHN’s NAV over time. To the extent expenses exceed income, UHN’s NAV will be negatively impacted.

UHN’s investments in Diesel-Heating Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UHN from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2017, UHN did not purchase or liquidate any of its positions while daily limits were in effect; however, UHN cannot predict whether such an event may occur in the future.

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

As of June 30, 2017, UHN held cash deposits and investments in Treasuries and money market funds in the amount of $2,493,498 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UHN’s custodian and/or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of June 30, 2017, UHN had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UHN. While UHN’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UHN’s financial position.

European Sovereign Debt

UHN had no direct exposure to European sovereign debt as of June 30, 2017 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of June 30, 2017, UHN’s portfolio consisted of 45 Heating Oil Futures (HO) Contracts traded on the NYMEX. As of June 30, 2017, UHN did not hold any Futures Contracts traded on ICE Futures. For a list of UHN’s current holdings, please see UHN’s website at www.uscfinvestments.com.

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

During the six month reporting period ended June 30, 2017, UHN limited its OTC activities to EFRP transactions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	UHN does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UHN redeemed 2 baskets (comprising 100,000 shares) during the second quarter of the year ended December 31, 2017. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2017:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
4/1/17 to 4/30/17	50,000	$15.50
5/1/17 to 5/31/17	50,000	$15.03
6/1/17 to 6/30/17	-	NA
Total	100,000

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

Date: August 11, 2017

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 11, 2017

