Form 10-Q
period 2018-03-31
United States Diesel-Heating Oil Fund, LP
filed 2018-05-15
CIK 1396877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2018.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34016

United States Diesel-Heating Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-8837345
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 350,000 outstanding shares as of May 11, 2018.

UNITED STATES DIESEL-HEATING OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Diesel-Heating Oil Fund, LP

Condensed Statements of Financial Condition

At March 31, 2018 (Unaudited) and December 31, 2017

	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents (at cost $6,293,753 and $5,287,792, respectively) (Notes 2 and 5)	$6,293,753	$5,287,792
Equity in trading accounts:
Cash and cash equivalents (at cost $620,951 and $1,678,048, respectively)	620,951	1,678,048
Unrealized gain (loss) on open commodity futures contracts	466,074	607,051
Receivable from General Partner (Note 3)	89,252	71,554
Dividends receivable	3,576	1,379
Interest receivable	419	1,304
Directors' fees and insurance receivable	—	63
Prepaid registration fees	185,299	187,099

Total assets	$7,659,324	$7,834,290

Liabilities and Partners' Capital
General Partner management fees payable (Note 3)	$2,925	$3,730
Professional fees payable	42,694	62,175
Brokerage commissions payable	247	247
Directors' fees and insurance payable	184	—
License fees payable	215	208

Total liabilities	46,265	66,360

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	—	—
Limited Partners	7,613,059	7,767,930
Total Partners' Capital	7,613,059	7,767,930

Total liabilities and partners' capital	$7,659,324	$7,834,290

Limited Partners' shares outstanding	400,000	400,000
Net asset value per share	$19.03	$19.42
Market value per share	$19.14	$19.34

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At March 31, 2018

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Heating Oil Futures HO May 2018 contracts, expiring April 2018*	$7,173,306	90	$466,074	6.12

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.19%, 4/05/2018	$200,000	$199,974	2.63
1.22%, 4/12/2018	200,000	199,926	2.63
1.23%, 4/19/2018	100,000	99,939	1.31
1.25%, 4/26/2018	100,000	99,914	1.31
1.32%, 5/10/2018	200,000	199,716	2.62
1.37%, 5/17/2018	200,000	199,653	2.62
1.43%, 5/24/2018	200,000	199,583	2.62
1.43%, 5/31/2018	200,000	199,527	2.62
1.45%, 6/07/2018	200,000	199,464	2.62
1.46%, 6/14/2018	100,000	99,703	1.31
1.49%, 6/21/2018	200,000	199,334	2.62
1.50%, 6/28/2018	200,000	199,271	2.62
1.56%, 7/05/2018	200,000	199,182	2.62
1.56%, 7/12/2018	200,000	199,122	2.61
1.60%, 7/19/2018	100,000	99,519	1.31
1.61%, 7/26/2018	100,000	99,486	1.31
1.63%, 8/02/2018	100,000	99,446	1.31
1.71%, 8/09/2018	100,000	99,388	1.30
1.77%, 8/16/2018	200,000	198,664	2.61
1.82%, 8/23/2018	100,000	99,280	1.30
1.82%, 8/30/2018	200,000	198,486	2.61
1.85%, 9/06/2018	100,000	99,197	1.30
1.90%, 9/13/2018	100,000	99,136	1.30
1.92%, 9/20/2018	100,000	99,090	1.30
1.90%, 9/27/2018	100,000	99,066	1.30
Total Treasury Obligations		3,785,066	49.71

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	1,000,000	1,000,000	13.14
Goldman Sachs Financial Square Funds - Government Fund - Class FS	800,000	800,000	10.51
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	1,000,000	1,000,000	13.14
Total Money Market Funds		2,800,000	36.79
Total Cash Equivalents		$6,585,066	86.50

* Collateral amounted to $620,951 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2018 and 2017

	Three months ended March 31, 2018	Three months ended March 31, 2017
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$(7,489)	$(761,565)
Change in unrealized gain (loss) on open futures contracts	(140,977)	21,895
Dividend income	8,202	1,479
Interest income*	15,901	5,732
ETF transaction fees	700	700

Total income (loss)	(123,663)	(731,759)

Expenses
General Partner management fees (Note 3)	11,008	9,043
Professional fees	16,064	18,751
Brokerage commissions	1,909	1,812
Directors' fees and insurance	407	211
License fees	275	226
Registration fees	1,800	1,800

Total expenses	31,463	31,843

Expense waiver (Note 3)	(17,699)	(20,501)

Net expenses	13,764	11,342

Net income (loss)	$(137,427)	$(743,101)
Net income (loss) per limited partnership share	$(0.39)	$(1.79)
Net income (loss) per weighted average limited partnership share	$(0.35)	$(1.90)
Weighted average limited partnership shares outstanding	397,778	391,667

* Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the three months ended March 31, 2018

	General Partner	Limited Partners	Total

Balances, at December 31, 2017	$—	$7,767,930	$7,767,930
Addition of 50,000 partnership shares	—	984,782	984,782
Redemption of 50,000 partnership shares	—	(1,002,226)	(1,002,226)
Net income (loss)	—	(137,427)	(137,427)

Balances, at March 31, 2018	$—	$7,613,059	$7,613,059

Net Asset Value Per Share:
At December 31, 2017			$19.42
At March 31, 2018			$19.03

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2018 and 2017

	Three months ended March 31, 2018	Three months ended March 31, 2017
Cash Flows from Operating Activities:
Net income (loss)	$(137,427)	$(743,101)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on open futures contracts	140,977	(21,895)
(Increase) decrease in receivable from General Partner	(17,698)	(20,502)
(Increase) decrease in dividends receivable	(2,197)	(170)
(Increase) decrease in interest receivable	885	—
(Increase) decrease in directors' fees and insurance receivable	63	(1,014)
(Increase) decrease in prepaid registration fees	1,800	1,800
(Increase) decrease in ETF transaction fees receivable	—	(350)
Increase (decrease) in General Partner management fees payable	(805)	(496)
Increase (decrease) in professional fees payable	(19,481)	(13,353)
Increase (decrease) in directors' fees and insurance payable	184	(73)
Increase (decrease) in license fees payable	7	(54)
Net cash provided by (used in) operating activities	(33,692)	(799,208)

Cash Flows from Financing Activities:
Addition of partnership shares	984,782	—
Redemption of partnership shares	(1,002,226)	(726,022)
Net cash provided by (used in) financing activities	(17,444)	(726,022)

Net Increase (Decrease) in Cash and Cash Equivalents	(51,136)	(1,525,230)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	6,965,840	6,369,988
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$6,914,704	$4,844,758

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$6,293,753	$4,496,951
Equity in Trading Accounts:
Cash and Cash Equivalents	620,951	347,807
Total Cash, Cash Equivalents and Equity in Trading Accounts	$6,914,704	$4,844,758

See accompanying notes to condensed financial statements.

United States Diesel-Heating Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2018 (Unaudited)

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

United States Commodity Funds LLC (“USCF”), the general partner of UHN, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Diesel-Heating Oil-Related Investments (as defined below). UHN accomplishes its objective through investments in futures contracts for diesel-heating oil, crude oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other diesel-heating oil-related investments such as cash-settled options on Futures Contracts, forward contracts for diesel-heating oil and over-the-counter (“OTC”) transactions that are based on the price of diesel-heating oil, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Diesel-Heating Oil-Related Investments”). As of March 31, 2018, UHN held 90 Futures Contracts for heating oil (“HO”) traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures.

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

In addition, USCF is the sponsor of the USCF Funds Trust, a Delaware statutory trust, and each of its series, the United States 3x Oil Fund (“USOU”) and the United States 3x Short Oil Fund (“USOD”), which commenced operations on July 20, 2017. Two separate series of the USCF Funds Trust, the REX S&P MLP Fund (“RMLP”) and the REX S&P MLP Inverse Fund (“MLPD” and together with RMLP, the “REX Funds”), which were in registration and had not commenced operations, filed to withdraw from registration on March 30, 2018.

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

In April 2008, UHN initially registered 10,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 9, 2008, UHN listed its shares on the AMEX under the ticker symbol “UHN” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, UHN established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. UHN also commenced investment operations on April 9, 2008, by purchasing Futures Contracts traded on the NYMEX based on heating oil. As of March 31, 2018, UHN had registered a total of 50,000,000 shares.

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

In accordance with U.S. GAAP, UHN is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UHN files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UHN is not subject to income tax return examinations by major taxing authorities for years before 2014. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UHN recording a tax liability that reduces net assets. However, UHN's conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UHN recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2018.

Creations and Redemptions

Authorized Participants may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 50,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

UHN receives or pays the proceeds from shares sold or redeemed within two business days after the trade date of the purchase or redemption. The amounts due from Authorized Participants are reflected in UHN's condensed statements of financial condition as receivable for shares sold, and amounts payable to Authorized Participants upon redemption are reflected as payable for shares redeemed.

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

Calculation of Per Share NAV

UHN's per share NAV is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing that amount by the total number of shares outstanding. UHN uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2018.

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

New Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which amends ASC 230 to provide guidance on the classification and presentation of changes in restricted cash and restricted cash equivalents on the statement of cash flows. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. At this time, management has evaluated the implications of these changes on the financial statements and adopted with no material impact.

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

Ongoing Registration Fees and Other Offering Expenses

UHN pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2018 and 2017, UHN incurred $1,800 and $1,800, respectively, in registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

UHN is responsible for paying its portion of the directors’ and officers’ liability insurance for UHN and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UHN and the Related Public Funds. UHN shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2018 are estimated to be a total of $1,500 for UHN and, in the aggregate for UHN and the Related Public Funds, $536,000.

Licensing Fees

As discussed in Note 4 below, UHN entered into a licensing agreement with the NYMEX on May 30, 2007, as amended on October 20, 2011. Pursuant to the agreement, UHN and the Related Public Funds, other than BNO, USCI, CPER, USAG, USOU and USOD, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2018 and 2017, UHN incurred $275 and $226, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UHN's audit expenses and tax accounting and reporting requirements are paid by UHN. These costs are estimated to be $60,000 for the year ending December 31, 2018. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UHN pays all brokerage fees and other expenses in connection with the operation of UHN, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF paid certain expenses on a discretionary basis typically borne by UHN, where expenses exceed 0.15% (15 basis points) of UHN’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the three months ended March 31, 2018, USCF waived $17,699 of UHN’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements.

NOTE 4 — CONTRACTS AND AGREEMENTS

Marketing Agent Agreement

UHN is party to a marketing agent agreement, dated as of March 10, 2008, as amended from time to time, with the Marketing Agent and USCF, whereby the Marketing Agent provides certain marketing services for UHN as outlined in the agreement. The fee of the Marketing Agent, which is borne by USCF, is equal to 0.06% on UHN's assets up to $3 billion and 0.04% on UHN's assets in excess of $3 billion. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services exceed 10% of the gross proceeds of UHN's offering.

The above fee does not include website construction and development, which are also borne by USCF.

Brown Brothers Harriman & Co. Agreements

UHN is also party to a custodian agreement, dated March 13, 2008, as amended from time to time, with Brown Brothers Harriman & Co. (“BBH&Co.”) and USCF, whereby BBH&Co. holds investments on behalf of UHN. USCF pays the fees of the custodian, which are determined by the parties from time to time. In addition, UHN is party to an administrative agency agreement, dated March 13, 2008, as amended from time to time, with USCF and BBH&Co., whereby BBH&Co. acts as the administrative agent, transfer agent and registrar for UHN. USCF also pays the fees of BBH&Co. for its services under such agreement and such fees are determined by the parties from time to time.

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

Brokerage and Futures Commission Merchant Agreements

On October 8, 2013, UHN entered into a brokerage agreement with RBC Capital Markets, LLC (“RBC Capital” or “RBC”) to serve as UHN's FCM effective October 10, 2013. The agreement with RBC requires it to provide services to UHN in connection with the purchase and sale of Futures Contracts and Other Diesel-Heating Oil-Related Investments that may be purchased and sold by or through RBC Capital for UHN's account. In accordance with the agreement, RBC Capital charges UHN commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when UHN issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when UHN redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UHN also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Diesel-Heating Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Total commissions accrued to brokers	$1,909	$1,812
Total commissions as annualized percentage of average total net assets	0.10%	0.12%
Commissions accrued as a result of rebalancing	$1,844	$1,738
Percentage of commissions accrued as a result of rebalancing	96.60%	95.92%
Commissions accrued as a result of creation and redemption activity	$65	$74
Percentage of commissions accrued as a result of creation and redemption activity	3.40%	4.08%

The increase in total commissions accrued to brokers for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was due primarily to a higher number of diesel-heating oil futures contracts being held and traded.

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

All of the futures contracts held by UHN through March 31, 2018 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UHN were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UHN has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UHN bears the risk of financial failure by the clearing broker.

UHN's cash and other property, such as Treasuries, deposited with an FCM are considered commingled with all other customer funds, subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of an FCM could result in the complete loss of UHN's assets posted with that FCM; however, the majority of UHN's assets are held in investments in Treasuries, cash and/or cash equivalents with UHN's custodian and would not be impacted by the insolvency of an FCM. The failure or insolvency of UHN's custodian, however, could result in a substantial loss of UHN's assets.

USCF invests a portion of UHN's cash in money market funds that seek to maintain a stable per share NAV. UHN is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2018 and December 31, 2017, UHN held investments in money market funds in the amounts of $2,800,000 and $2,000,000, respectively. UHN also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of March 31, 2018 and December 31, 2017, UHN held cash deposits and investments in Treasuries in the amounts of $4,114,704 and $4,965,840, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should UHN's custodian and/or FCM cease operations.

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

UHN's policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting controls and procedures. In addition, UHN has a policy of requiring review of the credit standing of each broker or counterparty with which it conducts business.

The financial instruments held by UHN are reported in its condensed statements of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2018 and 2017 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended March 31, 2018 (Unaudited)	For the three months ended March 31, 2017 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$19.42	$16.85
Total income (loss)	(0.36)	(1.76)
Net expenses	(0.03)	(0.03)
Net increase (decrease) in net asset value	(0.39)	(1.79)
Net asset value, end of period	$19.03	$15.06

Total Return	(2.01)%	(10.62)%

Ratios to Average Net Assets
Total income (loss)	(1.66)%	(11.97)%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	1.11%	1.51%
Expenses waived*	(0.96)%	(1.36)%
Net expenses excluding management fees*	0.15%	0.15%
Net income (loss)	(1.85)%	(12.16)%

*	Annualized.

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from UHN.

NOTE 7 — FAIR VALUE OF FINANCIAL INSTRUMENTS

UHN values its investments in accordance with Accounting Standards Codification 820 – Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. The changes to past practice resulting from the application of ASC 820 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. ASC 820 establishes a fair value hierarchy that distinguishes between: (1) market participant assumptions developed based on market data obtained from sources independent of UHN (observable inputs) and (2) UHN's own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the ASC 820 hierarchy are as follows:

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

The following table summarizes the valuation of UHN’s securities at March 31, 2018 using the fair value hierarchy:

At March 31, 2018	Total	Level I	Level II	Level III
Short-Term Investments	$6,585,066	$6,585,066	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	466,074	466,074	—	—

During the three months ended March 31, 2018, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UHN’s securities at December 31, 2017 using the fair value hierarchy:

At December 31, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$5,686,826	$5,686,826	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	607,051	607,051	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2018	Fair Value At December 31, 2017
Futures - Commodity Contracts	Assets	$466,074	$607,051

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended March 31, 2018		For the three months ended March 31, 2017
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(7,489)		$(761,565)

	Change in unrealized gain (loss) on open positions		$(140,977)		$21,895

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on US-based exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 5,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts for investments in futures contracts for heating oil. In addition, ICE Futures maintains the same accountability levels, position limits and monitoring authority for its heating oil contract as the NYMEX. If UHN and the Related Public Funds exceed these accountability levels for investments in the futures contracts for diesel-heating oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UHN and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UHN could be ordered to reduce its aggregate net futures contracts position back to the accountability level. As of March 31, 2018, UHN held 90 futures contracts for heating oil (HO) traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures. For the three months ended March 31, 2018, UHN did not exceed accountability levels imposed by the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UHN will run up against such position limits because UHN’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the three months ended March 31, 2018, UHN did not exceed any position limits imposed by the NYMEX and ICE Futures.

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the SEC, Financial Industry Regulatory Authority (“FINRA”), CFTC, NFA, the futures exchanges, clearing organizations and other regulatory bodies.

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

The initial margin requirements of the Final Margin Rules are being phased in over time, and the variation margin requirements of the Final Margin Rules are currently in effect. The Fund is not a Covered Swap Entity under the Final Margin Rules but it is a financial end-user. Accordingly, the Fund is currently subject to the variation margin requirements of the Final Margin Rules. However, the Fund does not have material swaps exposure and, accordingly, the Fund will not be subject to the initial margin requirements of the Final Margin Rules.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) required the CFTC and the SEC to adopt their own margin rules to apply to a limited number of registered swap dealers, security-based swap dealers, major swap participants, and major security-based swap participants that are not subject to the jurisdiction of one of the Agencies. On December 16, 2015 the CFTC finalized its margin rules, which are substantially the same as the Final Margin Rules and have the same implementation timeline. The SEC has yet to finalize its margin rules.

Mandatory Trading and Clearing of Swaps

CFTC regulations require that certain swap transactions be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular class of swap and such swap is “made available to trade” on a swap execution facility. Currently, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in activities that are financial in nature are required to execute on a swap execution facility, and clear, certain interest rate swaps and index-based credit default swaps. As a result, if UHN enters into an interest rate or index-based credit default swaps that is subject to these requirements, such swap will be required to be executed on a swap execution facility and centrally cleared. Mandatory clearing and “made available to trade” determinations with respect to additional types of swaps are expected in the future, and, when finalized, could require UHN to electronically execute and centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, initial and variation margin requirements are set by the relevant clearing organization, subject to certain regulatory requirements and guidelines. Additional margin may be required and held by UHN's FCM.

Other Requirements for Swaps

In addition to the margin requirements described above, swaps that are not required to be cleared and executed on a SEF but that are executed bilaterally are also subject to various requirements pursuant to CFTC regulations, including, among other things, reporting and recordkeeping requirements and, depending on the status of the counterparties, trading documentation requirements and dispute resolution requirements.

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

Money Market Reform

The SEC adopted amendments to Rule 2a-7 under the Investment Company Act of 1940, which became effective in 2016, to reform money market funds (“MMFs”). While the new rule applies only to MMFs, it may indirectly affect institutional investors such as UHN. A portion of UHN's assets that are not used for margin or collateral in the Futures Contracts currently are invested in government MMFs. UHN does not hold any non-government MMFs and, particularly in light of recent changes to the rule governing the operation of MMFs, does not anticipate investing in any non-government MMFs. However, if UHN invests in other types of MMFs besides government MMFs in the future, UHN could be negatively impacted by investing in an MMF that does not maintain a stable $1.00 NAV or that has the potential to impose redemption fees and gates (temporary suspension of redemptions).

Price Movements

Diesel-heating oil futures prices were volatile during the three months ended March 31, 2018. The price of the Benchmark Futures Contract started the period at $2.058 per gallon. The high of the period was on January 26, 2018 when the price reached $2.128 per gallon. The low of the period was on February 13, 2018 when the price dropped to $1.837 per gallon. The period ended with the Benchmark Futures Contract at $2.021 per gallon, a decrease of approximately (1.80)% over the period. UHN’s per share NAV began the period at $19.42 and ended the period at $19.03 on March 31, 2018, a decrease of approximately (2.01)% over the period. UHN’s per share NAV reached its high for the period on January 26, 2018 at $20.04 and reached its low for the period on February 13, 2018 at $17.30. The Benchmark Futures Contract prices listed above began with the February 2018 contracts and ended with the May 2018 contracts. The decrease of approximately (1.80)% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UHN seeks to track, which are more fully described below in the section titled “Tracking UHN's Benchmark.”

During the three months ended March 31, 2018, the diesel-heating oil futures market was primarily in a state of backwardation. When the market is in a state of backwardation, the near month Futures Contract is typically higher than the price of the next month Futures Contract, or contracts further away from expiration. During periods of contango, the near month Futures Contract is typically lower than the price of the next month Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Diesel-Heating Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 10,000,000 shares, UHN has registered one subsequent offering of its shares: 50,000,000 shares which were registered with the SEC on April 30, 2010. Shares offered by UHN in the subsequent offering were sold by it for cash at the shares’ per share NAV as described in the applicable prospectus. As of March 31, 2018, UHN had issued 1,600,000 shares, 400,000 of which were outstanding. As of March 31, 2018, there were 58,400,000 shares registered but not yet issued.

More shares may have been issued by UHN than are outstanding due to the redemption of shares. Unlike funds that are registered under the Investment Company Act, shares that have been redeemed by UHN cannot be resold by UHN. As a result, UHN contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of March 31, 2018, UHN had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC and Virtu Financial BD LLC.

For the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Average daily total net assets	$7,440,715	$6,112,212
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$24,103	$7,211
Annualized yield based on average daily total net assets	1.31%	0.48%
Management fee	$11,008	$9,043
Total fees and other expenses excluding management fees	$20,455	$22,800
Fees and expenses related to the registration or offering of additional shares	$1,800	$1,800
Total amount of the expense waiver	$17,699	$20,501
Expenses before allowance for the expense waiver	$31,463	$31,843
Expenses after allowance for the expense waiver	$13,764	$11,342
Total commissions accrued to brokers	$1,909	$1,812
Total commissions as annualized percentage of average total net assets	0.10%	0.12%
Commissions accrued as a result of rebalancing	$1,844	$1,738
Percentage of commissions accrued as a result of rebalancing	96.60%	95.92%
Commissions accrued as a result of creation and redemption activity	$65	$74
Percentage of commissions accrued as a result of creation and redemption activity	3.40%	4.08%

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

Average interest rates earned on short-term investments held by UHN, including cash, cash equivalents and Treasuries, were higher during the three months ended March 31, 2018, compared to the three months ended March 31, 2017. As a result, the amount of income earned by UHN as a percentage of average daily total net assets was higher during the three months ended March 31, 2018, compared to the three months ended March 31, 2017.

The decrease in total fees and other expenses excluding management fees for the three months ended March 31, 2018, compared to the three months ended March 31, 2017 was due primarily to decrease in Professional Fees.

The increase in total commissions accrued to brokers for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was due primarily to a higher number of Diesel-Heating Oil Futures Contracts being held and traded.

Tracking UHN's Benchmark

USCF seeks to manage UHN's portfolio such that changes in its average daily per share NAV, on a percentage basis, closely track the daily changes in the average price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30-valuation days, the average daily change in UHN's per share NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-valuation day time period was 0.50% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per share NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). UHN's portfolio management goals do not include trying to make the nominal price of UHN's per share NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for diesel-heating oil. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Diesel-Heating Oil-Related Investments.

For the 30-valuation days ended March 31, 2018, the simple average daily change in the Benchmark Futures Contract was 0.236%, while the simple average daily change in the per share NAV of UHN over the same time period was 0.239%. The average daily difference was 0.003% (or 0.3 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.441)%, meaning that over this time period UHN’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UHN’s shares to the public on April 9, 2008 to March 31, 2018, the simple average daily change in the Benchmark Futures Contract was (0.017)%, while the simple average daily change in the per share NAV of UHN over the same time period was (0.019)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.785)%, meaning that over this time period UHN’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in UHN’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended March 31, 2018. The second graph measures monthly changes since March 31, 2013 through March 31, 2018.

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

For the three months ended March 31, 2018, the actual total return of UHN as measured by changes in its per share NAV was (2.01)%. This is based on an initial per share NAV of $19.42 as of December 31, 2017 and an ending per share NAV as of March 31, 2018 of $19.03. During this time period, UHN made no distributions to its shareholders. However, if UHN’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UHN would have had an estimated per share NAV of $19.01 as of March 31, 2018, for a total return over the relevant time period of (2.11)%. The difference between the actual per share NAV total return of UHN of (2.01)% and the expected total return based on the Benchmark Futures Contract of (2.11)% was an error over the time period of 0.10%, which is to say that UHN’s actual total return outperformed the benchmark result by that percentage. UHN incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UHN to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the three months ended March 31, 2017, the actual total return of UHN as measured by changes in its per share NAV was (10.62)%. This was based on an initial per share NAV of $16.85 as of December 31, 2016 and an ending per share NAV as of March 31, 2017 of $15.06. During this time period, UHN made no distributions to its shareholders. However, if UHN’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UHN would have had an estimated per share NAV of $15.35 as of March 31, 2017, for a total return over the relevant time period of (8.89)%. The difference between the actual per share NAV total return of UHN of (10.62)% and the expected total return based on the Benchmark Futures Contract of (8.89)% was an error over the time period of (1.73)%, which is to say that UHN’s actual total return underperformed the benchmark result by that percentage. UHN incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of UHN to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact UHN's ability to accurately track Benchmark Futures Contract.

First, UHN may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UHN executes the trade. In that case, UHN may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UHN to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2018, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UHN to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UHN's attempt to track the Benchmark Futures Contract over time.

Second, UHN incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UHN to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, UHN earns dividend and interest income on its cash, cash equivalents and Treasuries. UHN is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2018. Interest payments, and any other income, were retained within the portfolio and added to UHN's NAV. When this income exceeds the level of UHN's expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UHN will realize a net yield that will tend to cause daily changes in the per share NAV of UHN to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to increase over the near future from historical lows. However, it is anticipated that fees and expenses paid by UHN may continue to be higher than interest earned by UHN. As such, USCF anticipates that UHN will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by UHN.

Third, UHN may hold Other Diesel-Heating Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract's total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UHN that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2018, UHN did not hold any Other Diesel-Heating Oil-Related Investments. If UHN increases in size, and due to its obligations to comply with regulatory limits, UHN may invest in Other Diesel-Heating Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month diesel-heating oil futures contract from the dollar price of the near month diesel-heating oil futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The diesel-heating oil market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the next month contract price from the price of the 13th month contract for the 10-year period between March 31, 2008 and March 31, 2018. Investors will note that the near month diesel-heating oil futures contract spent time in both backwardation and contango. Investors will further note that the markets display a very seasonal pattern that corresponds to the seasonal demand patterns for diesel-heating oil mentioned above. That is, in many, but not all cases, the price of the near month is higher than the next month during the middle of the winter months as the price of diesel-heating oil for delivery in those winter months rises to meet peak demand. At the same time, the price of the near month contract, when that month is just before the onset of fall, does not rise as far or as fast as the price of a next month contract whose delivery falls closer to the start of the winter season.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UHN is not to have the market price of its shares match, dollar for dollar, changes in the spot price of diesel-heating oil, contango and backwardation have impacted the total return on an investment in UHN shares during the past year relative to a hypothetical direct investment in diesel-heating oil. For example, an investment in UHN shares made on December 31, 2017 and held March 31, 2018 decreased based upon the changes in the NAV for UHN shares on those days, by approximately (2.01)%, while the spot price of diesel-heating oil for immediate delivery during the same period decreased by (1.80)% (note: this comparison ignores the potential costs associated with physically owning and storing diesel-heating oil, which could be substantial). By comparison, an investment in UHN shares made on December 31, 2016 and held to March 31, 2017 decreased based upon the changes in the NAV for UHN shares on those days, by approximately (10.62)%, while the spot price of diesel-heating oil for immediate delivery during the same period decreased by (8.89)% (note: this comparison ignores the potential costs associated with physically owning and storing diesel-heating oil, which could be substantial).

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

Heating Oil Market. During the three months ended March 31, 2018, the price of heating oil in the United States was primarily impacted by movements in crude oil prices, the input for heating oil.

Crude Oil Market. During the three months ended March 31, 2018, crude oil prices have traded in a range between $59 to $66. Crude charged into the new year, completing a 56% uptrend from September to January. As of quarter-end, U.S. crude storage was 21% lower than a near-all-time high set last year. Storage has fallen below the five-year average level. Continued the Organization of Petroleum Exporting Countries (“OPEC”) restraint clashed with ongoing shale growth. Equity volatility, global tensions, and a dynamic news cycle also led to choppy markets. Crude ended the quarter at $64.94, up 7.5% for the quarter. A backwardated market has helped futures traders with a roll yield exceeding 1%. Looking ahead, expected demand growth appears strong while OPEC has proved its commitment to restoring a balanced market. Should global demand growth forecasts fail to be realized, or if OPEC is unable to counter growing U.S. production, there is a meaningful possibility that crude prices could fall again. On the other hand, increasing global tensions and the possibility of any number of conflicts escalating could lead to price shocks to the upside.

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

For the ten-year time period between March 31, 2008 and March 31, 2018, the table below compares the monthly movements of diesel-heating oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movements in diesel-heating oil on a monthly basis were somewhat correlated with the movements of large cap U.S. equities, global equities and natural gas. However, movements in diesel-heating oil were strongly correlated to movements in crude oil and unleaded gasoline and somewhat inversely correlated with the movements of U.S. government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE				Diesel-
Correlation Matrix	(S&P	Bond	World	Crude	Unleaded	Natural	Heating
March 31, 2008 – March 31, 2018*	500)	Index)	Index)	Oil	Gasoline	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.259)	0.968	0.485	0.460	0.107	0.459
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.231)	(0.393)	(0.347)	(0.040)	(0.337)
Global Equities (FTSE World Index)			1.000	0.526	0.493	0.138	0.490
Crude Oil				1.000	0.697	0.253	0.804
Unleaded Gasoline					1.000	0.146	0.727
Natural Gas						1.000	0.249
Diesel-Heating Oil							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one-year period ended March 31, 2018,diesel-heating oil still showed neither strongly correlated nor inversely correlated movements with large cap U.S. equities, U.S. government bonds or natural gas. Movements in diesel-heating oil were strongly correlated to the movements in crude oil and somewhat correlated to movements in global equities and unleaded gasoline.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE				Diesel-
Correlation Matrix	(S&P	Bond	World	Crude	Unleaded	Natural	Heating
12 Months ended March 31, 2018*	500)	Index)	Index)	Oil	Gasoline	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.327)	0.970	0.679	0.081	0.176	0.360
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.199)	(0.464)	0.496	0.254	0.253
Global Equities (FTSE World Index)			1.000	0.624	0.143	0.215	0.411
Crude Oil				1.000	(0.220)	(0.326)	0.572
Unleaded Gasoline					1.000	0.315	0.430
Natural Gas						1.000	(0.112)
Diesel-Heating Oil							1.000

Source: Bloomberg, NYMEX

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

Critical Accounting Policies

Preparation of the condensed financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. UHN's application of these policies involves judgments and actual results may differ from the estimates used.

USCF has evaluated the nature and types of estimates that it makes in preparing UHN's condensed financial statements and related disclosures and has determined that the valuation of its investments, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and OTC swaps) involves a critical accounting policy. The values which are used by UHN for its Futures Contracts are provided by its commodity broker who uses market prices when available, while OTC swaps are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, UHN estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

Liquidity and Capital Resources

UHN has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. UHN has met, and it is anticipated that UHN will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments, or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. UHN's liquidity needs include: redeeming shares, providing margin deposits for its existing Futures Contracts or the purchase of additional Futures Contracts and posting collateral for its OTC swaps, if applicable, and payment of its expenses, summarized below under “Contractual Obligations.”

UHN currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UHN has allocated substantially all of its net assets to trading in Diesel-Heating Oil Interests. UHN invests in Diesel-Heating Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Diesel-Heating Oil-Related Investments. A significant portion of UHN's NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Diesel-Heating Oil Interests. The balance of the assets is held in UHN's account at its custodian bank and in Treasuries at the FCM. Income received from UHN's investments in money market funds and Treasuries is paid to UHN. During the three months ended March 31, 2018, UHN's expenses exceeded the income UHN earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2018, UHN used other assets to pay expenses, which could cause a decrease in UHN's NAV over time. To the extent expenses exceed income, UHN's NAV will be negatively impacted.

UHN's investments in Diesel-Heating Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UHN from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2018, UHN did not purchase or liquidate any of its positions while daily limits were in effect; however, UHN cannot predict whether such an event may occur in the future.

Since the initial offering of shares, UHN has been responsible for expenses relating to: (i) management fees, (ii) brokerage fees and commissions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its shares subsequent to the initial offering, (v) other expenses, including tax reporting costs, (vi) fees and expenses of the independent directors of USCF and (vii) other extraordinary expenses not in the ordinary course of business, while USCF has been responsible for expenses relating to the fees of UHN's Marketing Agent, Administrator and Custodian and registration expenses relating to the initial offering of shares. If USCF and UHN are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, UHN will terminate and investors may lose all or part of their investment.

Market Risk

Trading in Futures Contracts and Other Diesel-Heating Oil-Related Investments, such as forwards, involves UHN entering into contractual commitments to purchase or sell diesel-heating oil at a specified date in the future. The aggregate market value of the contracts will significantly exceed UHN's future cash requirements since UHN intends to close out its open positions prior to settlement. As a result, UHN is generally only subject to the risk of loss arising from the change in value of the contracts. UHN considers the “fair value” of its derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with UHN's commitments to purchase diesel-heating oil is limited to the aggregate market value of the contracts held. However, should UHN enter into a contractual commitment to sell diesel-heating oil, it would be required to make delivery of the diesel-heating oil at the contract price, repurchase the contract at prevailing prices or settle in cash. Since there are no limits on the future price of diesel-heating oil, the market risk to UHN could be unlimited.

UHN's exposure to market risk depends on a number of factors, including the markets for diesel-heating oil, the volatility of interest rates and foreign exchange rates, the liquidity of the Futures Contracts and Other Diesel-Heating Oil-Related Investments markets and the relationships among the contracts held by UHN. Drastic market occurrences could ultimately lead to the loss of all or substantially all of an investor’s capital.

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

USCF attempts to manage the credit risk of UHN by following various trading limitations and policies. In particular, UHN generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Diesel-Heating Oil-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of UHN to limit its credit exposure. An FCM, when acting on behalf of UHN in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to UHN, all assets of UHN relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle UHN's assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account UHN's assets related to foreign Futures Contracts trading.

In the future, UHN may purchase OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of March 31, 2018, UHN held cash deposits and investments in Treasuries and money market funds in the amount of $6,914,704 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UHN's custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2018, UHN had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UHN. While UHN's exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UHN's financial position.

European Sovereign Debt

UHN had no direct exposure to European sovereign debt as of March 31, 2018 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

Contractual Obligations

UHN's primary contractual obligations are with USCF. In return for its services, USCF is entitled to a management fee calculated daily and paid monthly as a fixed percentage of UHN's NAV, currently 0.60% of NAV on its average daily total net assets.

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

USCF pays the fees of the Marketing Agent and the fees of BBH&Co., as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of UHN's condensed financial statements and its SEC, NFA and CFTC reports. USCF and UHN have also entered into a licensing agreement with the NYMEX pursuant to which UHN and the Related Public Funds, other than BNO, USCI, CPER, USAG, USOU and USOD, pay a licensing fee to the NYMEX. UHN also pays the fees and expenses associated with its tax accounting and reporting requirements. USCF has voluntarily agreed to pay certain expenses typically borne by UHN to the extent that such expenses exceeded 0.15% (15 basis points) of UHN’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

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

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods, as UHN's per share NAVs and trading levels to meet its investment objective will not be known until a future date. These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of UHN's existence. Either party may terminate these agreements earlier for certain reasons described in the agreements.

As of March 31, 2018, UHN's portfolio consisted of 90 Heating Oil Futures (HO) Contracts traded on the NYMEX. As of March 31, 2018, UHN did not hold any Futures Contracts traded on the ICE Futures. For a list of UHN's current holdings, please see UHN's website at www.uscfinvestments.com.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk.

UHN is exposed to commodity price risk. In particular, UHN is exposed to diesel-heating oil price risk through its holdings of Futures Contracts together with any other derivatives in which it may invest, which are discussed below. As a result, fluctuations in the value of the Futures Contracts that UHN holds in its portfolio, as described in “Contractual Obligations" under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" above, are expected to directly affect the value of UHN's shares.

OTC Contract Risk

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

In evaluating the risks and contractual obligations associated with a particular swap transaction, it is important to consider that a swap transaction may be modified or terminated only by mutual consent of the original parties and subject to agreement on individually negotiated terms. Therefore, it may not be possible for USCF to modify, terminate or offset UHN's obligations or its exposure to the risks associated with a transaction prior to its scheduled termination date.

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

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an OTC swap pursuant to guidelines approved by USCF’s board of directors (the "Board"). Furthermore, USCF on behalf of UHN only enters into OTC swaps with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by USCF. UHN will also require that the counterparty be highly rated and/or provide collateral or other credit support. Even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

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

During the three month reporting period ended March 31, 2018, UHN limited its OTC activities to EFRP transactions.

UHN anticipates that the use of Other Diesel-Heating Oil-Related Investments together with its investments in Futures Contracts will produce price and total return results that closely track the investment goals of UHN. However, there can be no assurance of this. OTC swaps may result in higher transaction-related expenses than the brokerage commissions paid in connection with the purchase of Futures Contracts, which may impact UHN's ability to successfully track the Benchmark Futures Contract.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in UHN’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on March 21, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	UHN does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UHN redeemed 1 baskets (comprising 50,000 shares) during the first quarter of the year ending December 31, 2018. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2018:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
1/1/18 to 1/31/18	50,000	$20.04
2/1/18 to 2/28/18	—	NA
3/1/18 to 3/31/18	—	NA
Total	50,000

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

Date: May 15, 2018

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 15, 2018

